Form 10-Q
period 2019-06-30
Acamar Partners Acquisition Corp.
filed 2019-08-13
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, there were 30,557,322 shares of Class A common stock, $0.0001 par value, and 7,639,330 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ACAMAR PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$1,956,026	$12,000
Prepaid income taxes	126,049	—
Prepaid expenses	155,958	—
Total Current Assets	2,238,033	12,000

Deferred offering costs	—	294,004
Cash and marketable securities held in Trust Account	307,403,515	—
Total Assets	$309,641,548	$306,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$102,576	$—
Promissory note – related party	—	283,754
Total Current Liabilities	102,576	283,754

Deferred underwriting fee payable	10,695,063	—
Total Liabilities	10,797,639	283,754

Commitments and contingencies (Note 5)

Common stock subject to possible redemption, 29,384,390 shares at $10.00 per share	293,843,900	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,172,932 shares issued and outstanding (excluding 29,384,390 shares subject to possible redemption)	117	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,639,330 and 8,625,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	764	863
Additional paid in capital	3,427,886	24,137
Retained earnings (Accumulated deficit)	1,571,242	(2,750)
Total Stockholders’ Equity	5,000,009	22,250
Total Liabilities and Stockholders’ Equity	$309,641,548	$306,004

The accompanying notes are an integral part of the unaudited condensed financial statement.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019

Operating costs	$271,121	$390,221
Loss from operations	(271,121)	(390,221)

Other income:
Interest earned on marketable securities held in Trust Account	1,808,625	2,460,117

Income before provision for income taxes	1,537,504	2,069,896
Provision for income taxes	(369,677)	(495,904)
Net income	$1,167,827	$1,573,992

Weighted average shares outstanding of Class A redeemable common stock	30,501,590	30,364,057
Basic and diluted net income per share, Class A	$0.05	$0.06

Weighted average shares outstanding of Class B non-redeemable common stock	7,625,397	7,591,014
Basic and diluted net loss per share, Class B	$(0.03)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Additional	Retained Earnings	Total
	Class A Common Stock		Class B Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(2,750)	$22,250

Sale of 30,000,000 Units, net of underwriting discount and offering costs	30,000,000	3,000	—	—	282,866,510	—	282,869,510

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to possible redemption	(28,729,792)	(2,873)	—	—	(287,295,047)	—	(287,297,920)

Net income	—	—	—	—	—	406,165	406,165
Balance – March 31, 2019	1,270,208	127	8,625,000	863	4,595,600	403,415	5,000,005

Sale of 557,322 Units, net of underwriting discount and offering costs	557,322	56	—	—	5,266,636	—	5,266,692

Sale of 74,310 Private Placement Warrants	—	—	—	—	111,465	—	111,465

Forfeiture of Class B common stock by Sponsor	—	—	(985,670)	(99)	99	—	—

Change in value of common stock subject to possible redemption	(654,598)	(66)	—	—	(6,545,914)	—	(6,545,980)

Net income	—	—	—	—	—	1,167,827	1,167,827
Balance – June 30, 2019	1,172,932	$117	7,639,330	$764	$3,427,886	$1,571,242	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,573,992
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,460,117)
Changes in operating assets and liabilities:
Prepaid income taxes	(126,049)
Prepaid expenses	(155,958)
Accrued expenses	102,576
Net cash used in operating activities	(1,065,556)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(305,573,220)
Cash withdrawn from Trust Account to pay income taxes	629,822
Net cash used in investing activities	(304,943,398)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	299,461,755
Proceeds from sale of Private Placement Warrants	9,111,465
Repayment of advances from related party	(77,389)
Proceeds from promissory note – related party	79,500
Repayment of promissory note – related party	(400,000)
Payment of offering costs	(222,351)
Net cash provided by financing activities	307,952,980

Net Change in Cash	1,944,026
Cash – Beginning of period	12,000
Cash – End of period	$1,956,026

Supplemental cash flow information:
Cash paid for income taxes	$621,953

Non-Cash investing and financing activities:
Payment of offering costs through promissory note and advances	$114,135
Initial classification of common stock subject to possible redemption	$292,267,800
Change in value of common stock subject to possible redemption	$1,576,100
Deferred underwriting fee payable	$10,695,063

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from November 7, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $17,130,490, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $630,490 of other offering costs. As of June 30, 2019, $1,956,026 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On April 9, 2019, in connection with the underwriters’ election to partially exercise their option to purchase additional Units, the Company sold an additional 557,322 Units at $10.00 per Unit and sold an additional 74,310 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total gross proceeds of $5,684,685. Following such closing, an additional $5,573,220 of net proceeds ($10.00 per Unit) was deposited in the Trust Account, resulting in $305,573,220 ($10.00 per Unit) held in aggregate deposited into the Trust Account.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, except as to any claims by a third party that executed a waiver of any and all rights to funds held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 22, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 26, 2019, and April 10, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, 29,384,390 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $17,130,490 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $61,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $61,000 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $370,000 and $496,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 24%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,260,084 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $420,000 and $596,000 for the three and six months ended June 30, 2019, respectively, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the six months ended June 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). On April 9, 2019, as a result of the underwriters’ election to partially exercise their option to purchase additional Units, 985,670 Founder Shares were forfeited and 139,330 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 7,639,330 Founder Shares issued and outstanding.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Units sold in the Initial Public Offering except that the warrants underlying such units would be identical to the Private Placement Warrants. As of June 30, 2019, the Company had no outstanding balance under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of  $37,000 per month for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees will be paid from the monthly fee to members of the Company’s management team). For the three and six months ended June 30, 2019, the Company incurred $111,000 and $148,000 in fees for these services, respectively.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In connection with the closing of the Initial Public Offering and the option to purchase additional Units, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $6,111,465 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,695,063 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Of such amount, up to approximately $0.10 per Unit, or up to $3,055,732, may be paid to third parties not participating in Initial Public Offering (but who are members of FINRA) that assist the Company in consummating a Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company, and such third parties will be selected by the Company in its sole discretion.

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,172,932 and -0- of Class A common stock issued or outstanding, excluding 29,384,390 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 7,639,330 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, assets held in the Trust Account were comprised of $20,429 in cash and $307,383,086 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 9/5/2019)	$307,383,086	$84,687	$307,467,773

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of $1,167,827, which consisted of interest income on marketable securities held in the Trust Account of $1,808,625, offset by operating costs of $271,121 and a provision for income taxes of $369,677.

For the six months ended June 30, 2019, we had net income of $1,573,992, which consisted of interest income on marketable securities held in the Trust Account of $2,460,117, offset by operating costs of $390,221 and a provision for income taxes of $495,904.

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

For the six months ended June 30, 2019, cash used in operating activities was $1,065,556, resulting primarily from net income of $1,573,992 and interest earned on marketable securities held in the Trust Account of $2,460,117. Changes in operating assets and liabilities used $179,431 of cash from operating activities.

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $307,403,515. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2019, we have withdrawn $629,822 of interest earned on the Trust Account to pay for our income tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2019, we had $1,956,026 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. A portion of these funds will also be used to pay our obligations pursuant to the administrative services agreement described below.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ACAMAR PARTNERS ACQUISITION CORP.

Date: August 13, 2019		/s/ Luis Ignacio Solorzano Aizpuru
	Name:	Luis Ignacio Solorzano Aizpuru
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2019		/s/ Joseba Asier Picaza Ucar
	Name:	Joseba Asier Picaza Ucar
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

