Form 10-Q
period 2019-09-30
Acamar Partners Acquisition Corp.
filed 2019-11-14
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 30,557,322 shares of Class A common stock, $0.0001 par value, and 7,639,330 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ACAMAR PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$1,776,070	$12,000
Prepaid income taxes	114,106	—
Prepaid expenses	126,084	—
Total Current Assets	2,016,260	12,000

Deferred offering costs	—	294,004
Cash and marketable securities held in Trust Account	308,748,155	—
Total Assets	$310,764,415	$306,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$153,297	$—
Promissory note – related party	—	283,754
Total Current Liabilities	153,297	283,754

Deferred underwriting fee payable	10,695,063	—
Total Liabilities	10,848,360	283,754

Commitments and contingencies (Note 5)

Common stock subject to possible redemption, 29,491,605 shares at $10.00 per share as of September 30, 2019	294,916,051	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,065,717 shares issued and outstanding (excluding 29,491,605 shares subject to possible redemption) as of September 30, 2019	107	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,639,330 and 8,625,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	764	863
Additional paid in capital	2,355,745	24,137
Retained earnings/(Accumulated deficit)	2,643,388	(2,750)
Total Stockholders’ Equity	5,000,004	22,250
Total Liabilities and Stockholders’ Equity	$310,764,415	$306,004

The accompanying notes are an integral part of the unaudited condensed financial statement.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2019	2019
Operating costs	$268,252	$658,473
Loss from operations	(268,252)	(658,473)

Other income:
Interest earned on marketable securities held in Trust Account	1,683,965	4,144,082

Income before provision for income taxes	1,415,713	3,485,609
Provision for income taxes	(343,567)	(839,471)
Net income	$1,072,146	$2,646,138

Weighted average shares outstanding of Class A redeemable common stock	30,557,322	30,446,374
Basic and diluted net income per share, Class A	$0.04	$0.10

Weighted average shares outstanding of Class B non-redeemable common stock	7,639,330	7,588,618
Basic and diluted net loss per share, Class B	$(0.03)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(2,750)	$22,250

Sale of 30,000,000 Units, net of underwriting discount and offering costs	30,000,000	3,000	—	—	282,866,510	—	282,869,510

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to possible redemption	(28,729,792)	(2,873)	—	—	(287,295,047)	—	(287,297,920)

Net income	—	—	—	—	—	406,165	406,165
Balance – March 31, 2019	1,270,208	127	8,625,000	863	4,595,600	403,415	5,000,005

Sale of 557,322 Units, net of underwriting discount and offering costs	557,322	56	—	—	5,266,636	—	5,266,692

Sale of 74,310 Private Placement Warrants	—	—	—	—	111,465	—	111,465

Forfeiture of Class B common stock by Sponsor	—	—	(985,670)	(99)	99	—	—

Change in value of common stock subject to possible redemption	(654,598)	(66)	—	—	(6,545,914)	—	(6,545,980)

Net income	—	—	—	—	—	1,167,827	1,167,827
Balance – June 30, 2019	1,172,932	117	7,639,330	764	3,427,886	1,571,242	5,000,009

Change in value of common stock subject to possible redemption	(107,215)	(10)	—	—	(1,072,141)	—	(1,072,151)

Net income	—	—	—	—	—	1,072,146	1,072,146
Balance – September 30, 2019	1,065,717	$107	7,639,330	$764	$2,355,745	$2,643,388	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,646,138
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,144,082)
Changes in operating assets and liabilities:
Prepaid income taxes	(114,106)
Prepaid expenses	(126,084)
Accrued expenses	153,297
Net cash used in operating activities	(1,584,837)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(305,573,220)
Cash withdrawn from Trust Account	969,147
Net cash used in investing activities	(304,604,073)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	299,461,755
Proceeds from sale of Private Placement Warrants	9,111,465
Repayment of advances from related party	(77,389)
Proceeds from promissory note – related party	79,500
Repayment of promissory note – related party	(400,000)
Payment of offering costs	(222,351)
Net cash provided by financing activities	307,952,980

Net Change in Cash	1,764,070
Cash – Beginning of period	12,000
Cash – End of period	$1,776,070

Supplemental cash flow information:
Cash paid for income taxes	$953,577

Non-Cash investing and financing activities:
Payment of offering costs through promissory note and advances	$114,135
Initial classification of common stock subject to possible redemption	$292,267,800
Change in value of common stock subject to possible redemption	$2,648,251
Deferred underwriting fee payable	$10,695,063

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from November 7, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $17,130,490, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $630,490 of other offering costs. As of September 30, 2019, $1,776,070 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 22, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 26, 2019, and April 10, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, 29,491,605 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $17,130,490 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $107,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $107,000 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $344,000 and $839,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 24%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $394,000 and $990,000 for the three and nine months ended September 30, 2019, respectively, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the nine months ended September 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Units sold in the Initial Public Offering except that the warrants underlying such units would be identical to the Private Placement Warrants. As of September 30, 2019, the Company had no outstanding balance under the Working Capital Loans.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of  $37,000 per month for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees will be paid from the monthly fee to members of the Company’s management team). For the three and nine months ended September 30, 2019, the Company incurred $111,000 and $259,000 in fees for these services, respectively.

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

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,065,717 and -0- of Class A common stock issued or outstanding, excluding 29,491,605 and -0- shares of Class A common stock subject to possible redemption, respectively.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 7,639,330 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.

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

SEPTEMBER 30, 2019

(Unaudited)

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

At September 30, 2019, assets held in the Trust Account were comprised of $74,452 in cash and $308,673,703 in U.S. Treasury Bills, which are held at amortized cost.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2019	U.S. Treasury Securities (Mature on 12/5/2019)	$308,673,703	$52,985	$308,726,688

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $1,072,146, which consisted of interest income on marketable securities held in the Trust Account of $1,683,965, offset by operating costs of $268,252 and a provision for income taxes of $343,567.

For the nine months ended September 30, 2019, we had net income of $2,646,138, which consisted of interest income on marketable securities held in the Trust Account of $4,144,082, offset by operating costs of $358,473 and a provision for income taxes of $839,471.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and an advance and loans from our Sponsor.

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

Following the Initial Public Offering, including the exercise of the option to purchase additional Units and the sale of the Private Placement Warrants, a total of $305,573,220 was placed in the Trust Account. We incurred $17,437,018 in transaction costs, including $6,111,465 of underwriting fees, $10,695,063 of deferred underwriting fees and $630,490 of other costs, inclusive of $111,465 in cash underwriting fees and $195,063 of additional deferred underwriting fees incurred upon the underwriters’ election to partially exercise their option to purchase additional Units on April 9, 2019.

For the nine months ended September 30, 2019, cash used in operating activities was $1,584,837, resulting primarily from net income of $2,646,138 and interest earned on marketable securities held in the Trust Account of $4,144,082. Changes in operating assets and liabilities used $86,893 of cash from operating activities.

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $308,748,155. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2019, we have withdrawn $969,147 of interest earned on the Trust Account to pay for our income tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2019, we had $1,776,070 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. A portion of these funds will also be used to pay our obligations pursuant to the administrative services agreement described below.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2019, we consummated our Initial Public Offering of 30,000,000 Units. On April 9, 2019, in connection with underwriters' election to partially exercise their option to purchase additional Units, we sold an additional 557,322 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $305,573,220. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc. acted as the book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229157). The SEC declared the registration statement effective on February 21, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACAMAR PARTNERS ACQUISITION CORP.

Date: November 14, 2019		/s/ Luis Ignacio Solorzano Aizpuru
	Name:	Luis Ignacio Solorzano Aizpuru
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2019		/s/ Joseba Asier Picaza Ucar
	Name:	Joseba Asier Picaza Ucar
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)