Form 10-Q
period 2020-06-30
Acamar Partners Acquisition Corp.
filed 2020-08-14
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 30,557,322 shares of Class A common stock, $0.0001 par value, and 7,639,330 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ACAMAR PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$590,796	$1,600,833
Prepaid income taxes	—	120,579
Prepaid expenses	62,083	96,208
Total Current Assets	652,879	1,817,620

Cash and marketable securities held in Trust Account	311,111,933	309,840,375
Total Assets	$311,764,812	$311,657,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$64,775	$214,813
Income taxes payable	100,807	—
Total Current Liabilities	165,582	214,813

Deferred underwriting fee payable	10,695,063	10,695,063
Total Liabilities	10,860,645	10,909,876

Commitments and Contingencies

Common stock subject to possible redemption, 29,590,416 and 29,574,811 shares as of June 30, 2020 and December 31, 2019, respectively (at $10.00 per share)	295,904,160	295,748,110

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 966,906 and 982,511 shares issued and outstanding (excluding 29,590,416 and 29,574,811 subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	97	98
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,639,330 shares issued and outstanding at June 30, 2020 and December 31, 2019	764	764
Additional paid-in capital	1,367,646	1,523,695
Retained earnings	3,631,500	3,475,452
Total Stockholders’ Equity	5,000,007	5,000,009
Total Liabilities and Stockholders’ Equity	$311,764,812	$311,657,995

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating costs	$253,693	$271,121	$1,189,698	$390,221
Loss from operations	(253,693)	(271,121)	(1,189,698)	(390,221)

Other income:
Interest earned on marketable securities held in Trust Account	491,146	1,808,625	1,677,132	2,460,117

Income before provision for income taxes	237,453	1,537,504	487,434	2,069,896
Provision for income taxes	(92,641)	(369,677)	(331,386)	(495,904)
Net income	$144,812	$1,167,827	$156,048	$1,573,992

Weighted average shares outstanding of Class A redeemable common stock	30,557,322	30,501,590	30,557,322	30,364,057
Basic and diluted net income per share, Class A	$0.01	$0.05	$0.04	$0.06

Weighted average shares outstanding of Class B non-redeemable common stock (1)	7,639,330	7,625,397	7,639,330	7,591,014
Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)	$(0.14)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	982,511	$98	7,639,330	$764	$1,523,695	$3,475,452	$5,000,009

Change in value of common stock subject to possible redemption	(1,124)	—	—	—	(11,240)	—	(11,240)

Net income	—	—	—	—	—	11,236	11,236
Balance – March 31, 2020	981,387	98	7,639,330	764	1,512,455	3,486,688	5,000,005

Change in value of common stock subject to possible redemption	(14,481)	(1)	—	—	(144,809)	—	(144,810)

Net income	—	—	—	—	—	144,812	144,812
Balance – June 30, 2020	966,906	$97	7,639,330	$764	$1,367,646	$3,631,500	$5,000,007

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock Class A		Class B Common Stock (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(2,750)	$22,250

Sale of 30,000,000 Units, net of underwriting discount and offering costs	30,000,000	3,000	—	—	282,866,510	—	282,869,510

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to possible redemption	(28,729,792)	(2,873)	—	—	(287,295,047)	—	(287,297,920)

Net income	—	—	—	—	—	406,165	406,165

Balance – March 31, 2019	1,270,208	127	8,625,000	863	4,595,600	403,415	5,000,005

Sale of 557,322 Units, net of underwriting discount and offering costs	557,322	56	—	—	5,266,636	—	5,266,692

Sale of 74,310 Private Placement Warrants	—	—	—	—	111,465	—	111,465

Forfeiture of Class B common stock by Sponsor	—	—	(985,670)	(99)	99	—	—

Change in value of common stock subject to possible redemption	(654,598)	(66)	—	—	(6,545,914)	—	(6,545,980)

Net income	—	—	—	—	—	1,167,827	1,167,827
Balance – June 30, 2019	1,172,932	$117	7,639,330	$764	$3,427,886	$1,571,242	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$156,048	$1,573,992
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,677,132)	(2,460,117)
Changes in operating assets and liabilities:
Prepaid income taxes	120,579	—
Prepaid expenses	34,125	(126,049)
Accrued expenses	(150,038)	(155,958)
Income taxes payable	100,807	102,576
Net cash used in operating activities	(1,415,611)	(1,065,556)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(305,573,220)
Cash withdrawn from Trust Account for franchise and income taxes	405,574	629,822
Net cash provided by (used in) investing activities	405,574	(304,943,398)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	299,461,755
Proceeds from sale of Private Placement Warrants	—	9,111,465
Repayment of advances from related party	—	(77,389)
Proceeds from promissory note – related party	—	79,500
Repayment of promissory note – related party	—	(400,000)
Payment of offering costs	—	(222,351)
Net cash provided by financing activities	—	307,952,980

Net Change in Cash	(1,010,037)	1,944,026
Cash – Beginning of period	1,600,833	12,000
Cash – End of period	$590,796	$1,956,026

Supplemental cash flow information:
Cash paid for income taxes	$110,000	$621,953

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$292,267,800
Change in value of common stock subject to possible redemption	$156,050	$1,576,100
Deferred underwriting fee payable	$—	$10,695,063
Payment of offering costs through promissory note and advances	$—	$114,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $17,437,018, consisting of $6,111,465 of underwriting fees, $10,695,063 of deferred underwriting fees and $630,490 of other offering costs. As of June 30, 2020, cash of $590,796 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, the 29,590,416 and 29,574,811, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $17,437,018 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $383,000 and $154,000, respectively, which had a full valuation allowance recorded against it of approximately $383,000 and $154,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $93,000 and $331,000, respectively, primarily related to interest income earned on the Trust Account. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $370,000 and $496,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 39% and 68%, respectively, and three and six months ended June 30, 2019 was approximately 24%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $491,146 and $1,808,625 for the three months ended June 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $142,641 and $419,677 for the three months ended June 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $1,677,132 and $2,460,117 for the six months ended June 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $431,536 and $596,436 for the six months ended June 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2020

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Units sold in the Initial Public Offering except that the warrants underlying such units would be identical to the Private Placement Warrants. As of June 30, 2020 and December 31, 2019, the Company had no outstanding balance under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of  $37,000 per month for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees will be paid from the monthly fee to members of the Company’s management team). For each of the three months June 30, 2020 and 2019, the Company incurred $111,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred $222,000 and $148,000 in fees for these services, respectively. At June 30, 2020 and December 31, 2019, $32,000 and $0, respectively, are included in accrued expenses in the accompanying condensed balance sheets.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2020

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

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 966,906 and 982,511 of Class A common stock issued or outstanding, excluding 29,590,416 and 29,574,811 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 7,639,330 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

At June 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $267,507 and $152,096 in cash and cash equivalents and $310,844,426 and $309,688,279, respectively, in U.S. Treasury Bills, which are held at amortized cost. Through June 30, 2020, the Company withdrew $1,669,976 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which $405,574 was withdrawn during the six months ended June 30, 2020.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2020	U.S. Treasury Securities (Matures on 9/10/2020)	$310,844,426	$7,122	$310,851,548

December 31, 2019	U.S. Treasury Securities (Matured on 2/6/2020)	$309,688,279	$2,018	$309,690,297

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had net income of $144,812, which consisted of interest income on marketable securities held in the Trust Account of $491,146, offset by operating costs of $253,693 and a provision for income taxes of $92,641.

For the six months ended June 30, 2020, we had net income of $156,048, which consisted of interest income on marketable securities held in the Trust Account of $1,677,132, offset by operating costs of $1,189,698 and a provision for income taxes of $331,386.

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

For the six months ended June 30, 2020, cash used in operating activities was $1,415,611, resulting primarily from net income of $156,048 and interest earned on marketable securities held in the Trust Account of $1,677,132. Changes in operating assets and liabilities provided $105,473 of cash from operating activities.

For the six months ended June 30, 2019, cash used in operating activities was $1,065,556, resulting primarily from net income of $1,573,992 and interest earned on marketable securities held in the Trust Account of $2,460,117. Changes in operating assets and liabilities used $179,431 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $311,111,933. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew approximately $1,670,000 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which approximately $406,000 was withdrawn during the six months ended June 30, 2020. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had $590,796 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. A portion of these funds will also be used to pay our obligations pursuant to the administrative services agreement described below.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ACAMAR PARTNERS ACQUISITION CORP.

Date: August 14, 2020		/s/ Luis Ignacio Solorzano Aizpuru
	Name:	Luis Ignacio Solorzano Aizpuru
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2020		/s/ Joseba Asier Picaza Ucar
	Name:	Joseba Asier Picaza Ucar
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)