Form 10-Q
period 2020-09-30
Acamar Partners Acquisition Corp.
filed 2020-11-13
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 30,557,322 shares of Class A common stock, $0.0001 par value, and 7,639,330 shares of Class B common stock, $0.0001 par value, issued and outstanding.

 ACAMAR PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$429,605	$1,600,833
Prepaid income taxes	154,720	120,579
Prepaid expenses	35,271	96,208
Total Current Assets	619,596	1,817,620

Cash and marketable securities held in Trust Account	310,896,645	309,840,375
Total Assets	$311,516,241	$311,657,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$84,206	$214,813
Deferred underwriting fee payable	10,695,063	10,695,063
Total Liabilities	10,779,269	10,909,876

Commitments and Contingencies

Common stock subject to possible redemption, 29,573,697 and 29,574,811 shares as of September 30, 2020 and December 31, 2019, respectively (at $10.00 per share)	295,736,970	295,748,110

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 983,625 and 982,511 shares issued and outstanding (excluding 29,573,697 and 29,574,811 subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	98	98
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,639,330 shares issued and outstanding at September 30, 2020 and December 31, 2019	764	764
Additional paid-in capital	1,534,835	1,523,695
Retained earnings	3,464,305	3,475,452
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$311,516,241	$311,657,995

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating costs	$255,207	$268,252	$1,444,905	$658,473
Loss from operations	(255,207)	(268,252)	(1,444,905)	(658,473)

Other income:
Interest earned on marketable securities held in Trust Account	98,485	1,683,965	1,775,617	4,144,082

(Loss) income before income taxes	(156,722)	1,415,713	330,712	3,485,609
Provision for income taxes	(10,473)	(343,567)	(341,859)	(839,471)
Net (loss) income	$(167,195)	$1,072,146	$(11,147)	$2,646,138

Weighted average shares outstanding of Class A redeemable common stock	30,557,322	30,557,322	30,557,322	30,446,374
Basic and diluted net income per share, Class A	$0.00	$0.04	$0.04	$0.10

Weighted average shares outstanding of Class B non-redeemable common stock	7,639,330	7,639,330	7,639,330	7,588,618
Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)	$(0.17)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	982,511	$98	7,639,330	$764	$1,523,695	$3,475,452	$5,000,009

Change in value of common stock subject to possible redemption	(1,124)	—	—	—	(11,240)	—	(11,240)

Net income	—	—	—	—	—	11,236	11,236
Balance – March 31, 2020	981,387	98	7,639,330	764	1,512,455	3,486,688	5,000,005

Change in value of common stock subject to possible redemption	(14,481)	(1)	—	—	(144,809)	—	(144,810)

Net income	—	—	—	—	—	144,812	144,812
Balance – June 30, 2020	966,906	97	7,639,330	764	1,367,646	3,631,500	5,000,007

Change in value of common stock subject to possible redemption	16,719	1	—	—	167,189	—	167,190

Net loss	—	—	—	—	—	(167,195)	(167,195)
Balance – September 30, 2020	983,625	$98	7,639,330	$764	$1,534,835	$3,464,305	$5,000,002

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock Class A		Class B Common Stock (1)		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(2,750)	$22,250

Sale of 30,000,000 Units, net of underwriting discount and offering costs	30,000,000	3,000	—	—	282,866,510	—	282,869,510

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to possible redemption	(28,729,792)	(2,873)	—	—	(287,295,047)	—	(287,297,920)

Net income	—	—	—	—	—	406,165	406,165
Balance – March 31, 2019	1,270,208	127	8,625,000	863	4,595,600	403,415	5,000,005

Sale of 557,322 Units, net of underwriting discount and offering costs	557,322	56	—	—	5,266,636	—	5,266,692

Sale of 74,310 Private Placement Warrants	—	—	—	—	111,465	—	111,465

Forfeiture of Class B common stock by Sponsor	—	—	(985,670)	(99)	99	—	—

Change in value of common stock subject to possible redemption	(654,598)	(66)	—	—	(6,545,914)	—	(6,545,980)

Net income	—	—	—	—	—	1,167,827	1,167,827
Balance – June 30, 2019	1,172,932	117	7,639,330	764	3,427,886	1,571,242	5,000,009

Change in value of common stock subject to possible redemption	(107,215)	(10)	—	—	(1,072,141)	—	(1,072,151)

Net income	—	—	—	—	—	1,072,146	1,072,146
Balance – September 30, 2019	1,065,717	$107	7,639,330	$764	$2,355,745	$2,643,388	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(11,147)	$2,646,138
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,775,617)	(4,144,082)
Changes in operating assets and liabilities:
Prepaid income taxes	(34,141)	(114,106)
Prepaid expenses	60,937	(126,084)
Accrued expenses	(130,607)	153,297
Net cash used in operating activities	(1,890,575)	(1,584,837)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(305,573,220)
Cash withdrawn from Trust Account for franchise and income taxes	719,347	969,147
Net cash provided by (used in) investing activities	719,347	(304,604,073)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	299,461,755
Proceeds from sale of Private Placement Warrants	—	9,111,465
Repayment of advances from related party	—	(77,389)
Proceeds from promissory note – related party	—	79,500
Repayment of promissory note – related party	—	(400,000)
Payment of offering costs	—	(222,351)
Net cash provided by financing activities	—	307,952,980

Net Change in Cash	(1,171,228)	1,764,070
Cash – Beginning of period	1,600,833	12,000
Cash – End of period	$429,605	$1,776,070

Supplemental cash flow information:
Cash paid for income taxes	$376,000	$953,577

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$292,267,800
Change in value of common stock subject to possible redemption	$(11,140)	$2,648,251
Deferred underwriting fee payable	$—	$10,695,063
Payment of offering costs through promissory note and advances	$—	$114,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of CarLotz, Inc., a Delaware corporation (“CarLotz”) (see Note 5). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $17,437,018, consisting of $6,111,465 of underwriting fees, $10,695,063 of deferred underwriting fees and $630,490 of other offering costs. As of September 30, 2020, cash of $429,605 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern . No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 26, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, the 29,573,697 and 29,574,811, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $17,437,018 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $426,000 and $154,000, respectively, which had a full valuation allowance recorded against it of approximately $426,000 and $154,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax expense of approximately $10,000 and $342,000, respectively, primarily related to interest income earned on the Trust Account. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $344,000 and $839,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately 7% and (103%), respectively, and for each of the three and nine months ended September 30, 2019 was approximately (24%), which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $98,485 and $1,683,965 for the three months ended September 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $60,473 and $393,567 for the three months ended September 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $1,775,617 and $4,144,082 for the nine months ended September 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $492,009 and $990,003 for the nine months ended September 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Units sold in the Initial Public Offering except that the warrants underlying such units would be identical to the Private Placement Warrants. As of September 30, 2020 and December 31, 2019, the Company had no outstanding balance under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of  $37,000 per month for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees will be paid from the monthly fee to members of the Company’s management team). For each of the three months September 30, 2020 and 2019, the Company incurred $111,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $333,000 and $259,000 in fees for these services, respectively.

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 983,625 and 982,511 of Class A common stock issued or outstanding, excluding 29,573,697 and 29,574,811 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 7,639,330 shares of Class B common stock issued and outstanding.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

·	in whole and not in part;
·	at a price of $0.01 per warrant;
·	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
·	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants for Shares of Class A Common Stock — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants (including both Public Warrants and Private Placement Warrants):

·	in whole and not in part;
·	at a price equal to a number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;
·	upon a minimum of 30 days’ prior written notice of redemption; and
·	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

At September 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $25,013,852 and $152,096 in cash and cash equivalents and $285,882,793 and $309,688,279, respectively, in U.S. Treasury Bills, which are held at amortized cost. Through September 30, 2020, the Company withdrew $1,983,749 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which $719,347 was withdrawn during the nine months ended September 30, 2020.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gain	Fair Value
September 30, 2020	U.S. Treasury Securities (Matures on 11/17/2020)	$285,882,793	$(7,102)	$285,875,691

December 31, 2019	U.S. Treasury Securities (Matured on 2/6/2020)	$309,688,279	$2,018	$309,690,297

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Merger Agreement

On October 21, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Acamar Partners Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and CarLotz, providing for, among other things, and subject to the terms and conditions therein, a business combination between CarLotz and the Company pursuant to the proposed merger of Merger Sub with and into CarLotz, with CarLotz continuing as the surviving entity (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger:

(a)	each outstanding share of CarLotz common stock (the “CarLotz Common Stock”) (including CarLotz Common Stock resulting from the exercise and conversion of certain CarLotz securities exercisable or convertible into CarLotz Common Stock as of immediately prior to the closing of the Merger (the “Closing”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive: (i) an amount of cash calculated pursuant to the terms of the Merger Agreement (the “Closing Per Share Cash Consideration”); (ii) newly issued shares of the Company’s Class A common stock (the “Company Common Stock”), calculated pursuant to the terms of the Merger Agreement (the “Closing Per Share Stock Consideration”); and (iii) a contingent and non-assignable right to a number of shares of Company Common Stock (the “Earnout Shares”) calculated pursuant to the terms of the Merger Agreement;

ACAMAR PARTNERS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

(b)	each outstanding share of CarLotz Series A preferred stock (the “CarLotz Preferred Stock,” and together with the CarLotz Common Stock, the “CarLotz Stock”)) that is outstanding as of immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive: (i) an amount of cash in respect of the liquidation preference of the CarLotz Preferred Stock calculated pursuant to the terms of the Merger Agreement; (ii) an amount of cash equal to the Closing Per Share Cash Consideration; (iii) a number of newly issued shares of Company Common Stock equal to the Closing Per Share Stock Consideration; and (iv) a contingent and non-assignable right to a number of Earnout Shares calculated pursuant to the terms of the Merger Agreement;

(c)	each option to acquire CarLotz Common Stock (the “CarLotz Option”) that is outstanding immediately prior to the effective time of the Merger (other than those held by individuals that are no longer service providers of CarLotz), whether vested or unvested, will be cancelled and converted into (i) the right to receive an amount in cash calculated pursuant to the terms of the Merger Agreement (defined as the “Closing Per Option Cash Consideration” in the Merger Agreement), (ii) a number of options to acquire shares of Company Common Stock, with the number of options and the exercise price per option, in each case, calculated pursuant to the terms of the Merger Agreement, and otherwise on the same terms and conditions as were applicable to such CarLotz Option (defined as the “Base Acquiror Options” in the Merger Agreement), and (iii) a number of options to acquire an additional number of shares of Company Common Stock, with the number of additional shares and the exercise price per option, in each case, calculated pursuant to the terms of the Merger Agreement, and otherwise on the same terms and conditions as were applicable to such CarLotz Option (defined as the “Earnout Acquiror Options” in the Merger Agreement), subject to forfeiture if the First Threshold or the Second Threshold (as defined below) is not met prior to the Forfeiture Date (as defined below)

If at any time during the 60 months following the Closing (the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of the Company Common Stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), the Company shall promptly issue 50% of the Earnout Shares to the holders of CarLotz Stock as of immediately prior to the effective time of the Merger. Each such holder of CarLotz Stock will be entitled to receive a number of Earnout Shares calculated pursuant to the terms of the Merger Agreement.

If at any time prior to the Forfeiture Date, the closing trading price of the Company Common Stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), the Company shall promptly issue 50% of the Earnout Shares to the holders of CarLotz Stock as of immediately prior to the effective time of the Merger. Each such holder of CarLotz Stock will be entitled to receive a number of Earnout Shares calculated pursuant to the terms of the Merger Agreement. If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, the applicable portion of the Earnout Shares otherwise issuable by the Company will be forfeited.

If, prior to the Forfeiture Date, there is a Change of Control (as defined in the Merger Agreement) that will result in the holders of Company Common Stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the Company Common Stock after the date of the Merger Agreement), then the Company shall promptly issue all of the Earnout Shares not previously issued to each holder of CarLotz Stock as of immediately prior to the effective time of the Merger. Each such holder of CarLotz Stock will be entitled to receive a number of Earnout Shares calculated pursuant to the terms of the Merger Agreement.

Redemption Offer

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the Company will be providing its public stockholders with the opportunity to redeem all or a portion of their shares of Company Common Stock upon the completion of Merger at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the Merger, including interest (which interest shall be net of taxes payable) earned on the funds held in the trust account, divided by the total number of then-outstanding shares of Company Common Stock.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

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

The issuance of additional shares of our stock in a Business Combination:

·	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
·	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
·	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
·	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
·	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

·	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
·	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
·	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
·	our inability to pay dividends on our common stock;
·	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
·	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
·	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On October 21, 2020, we entered into the Merger Agreement, pursuant to which the aggregate consideration payable at the Closing to the stockholders of CarLotz will be (i) the Closing Per Share Cash Consideration; (ii) the Closing Per Share Stock Consideration; and (iii) the Earnout Shares, calculated pursuant to the terms of the Merger Agreement. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had net loss of $167,195, which consisted of operating costs of $255,207 and a provision for income taxes of $10,473 offset by interest income on marketable securities held in the Trust Account of $98,485.

For the nine months ended September 30, 2020, we had net loss of 11,147, which consisted of interest income on marketable securities held in the Trust Account of $1,775,617, offset by operating costs of $1,444,905 and a provision for income taxes of $341,859.

For the three months ended September 30, 2019, we had net income of $1,072,146, which consisted of interest income on marketable securities held in the Trust Account of $1,683,965, offset by operating costs of $268,252 and a provision for income taxes of $343,567.

For the nine months ended September 30, 2019, we had net income of $2,646,138, which consisted of interest income on marketable securities held in the Trust Account of $4,144,082, offset by operating costs of $658,473 and a provision for income taxes of $839,471.

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,890,575, resulting primarily from net loss of 11,147 and interest earned on marketable securities held in the Trust Account of $1,775,617. Changes in operating assets and liabilities used $103,811 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $1,584,837, resulting primarily from net income of $2,646,138 and interest earned on marketable securities held in the Trust Account of $4,144,082. Changes in operating assets and liabilities used $86,893 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $310,896,645. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew approximately $1,984,000 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which approximately $719,000 was withdrawn during the nine months ended September 30, 2020. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $429,605 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. A portion of these funds will also be used to pay our obligations pursuant to the administrative services agreement described below.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Use of Estimates

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, the 29,573,697 and 29,574,811, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $98,485 and $1,683,965 for the three months ended September 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $60,473 and $393,567 for the three months ended September 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $1,775,617 and $4,144,082 for the nine months ended September 30, 2020 and 2019, respectively (net of applicable franchise and income taxes of $492,009 and $990,003 for the nine months ended September 30, 2020 and 2019, respectively) by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

COVID-19 and its impact on businesses and financial markets could have a material adverse effect on our search for a business combination and any target business with which we ultimately consummate a business combination.

The COVID-19 coronavirus pandemic has resulted in a widespread health crisis that has adversely impacted the economies and financial markets worldwide, business operations and the conduct of commerce generally. There is no way of being certain how long these adverse impacts will last. The coronavirus, or other disease outbreaks, could have a material adverse effect on the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to the coronavirus pandemic continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the coronavirus pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus pandemic and the actions to contain it or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

ACAMAR PARTNERS ACQUISITION CORP.

Date: November 13, 2020		/s/ Luis Ignacio Solorzano Aizpuru
	Name:	Luis Ignacio Solorzano Aizpuru
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2020		/s/ Joseba Asier Picaza Ucar
	Name:	Joseba Asier Picaza Ucar
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

