Form 10-K
period 2020-12-31
CarLotz, Inc.
filed 2021-03-15
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-38818

CARLOTZ, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or ither jurisdiction of incorporation or organization)	83-2456129 (I.R.S. Employer Identification No.)

611 Bainbridge Street, Suite 100 Richmond, Virginia	23224
(Address of principal executive offices)	(Zip Code)

(804) 728-3833

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LOTZ	The Nasdaq Global Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	LOTZW	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $313,212,551. As of March 10, 2021, there were 113,670,060 shares of Class A common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS; MARKET, RANKING AND OTHER INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our ability to:

•	realize the expected benefits from the Merger (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”);

•	execute our geographic expansion strategy;

•	manage our business through the COVID-19 pandemic;

•	achieve the expected revenue growth and effectively manage growth;

•	achieve and maintain profitability in the future;

•	innovate and expand our technological leadership;

•	invest in additional reconditioning capacity;

•	further penetrate existing accounts and key vehicle channels;

•	add new corporate vehicle sourcing accounts;

•	increase our service offerings and price optimization;

•	effectively promote our brand and increase brand awareness;

•	expand our product offerings and introduce additional products and services;

•	enhance future operating and financial results;

•	acquire and protect intellectual property;

•	attract, train and retain key personnel, including sales and customer service personnel;

•	acquire and integrate other companies and technologies;

•	remediate material weakness in internal control over financing reporting;

•	comply with laws and regulations applicable to our business;

•	successfully defend litigation; and

•	successfully deploy the proceeds from the Merger.

Forward-looking statements are not guarantees of future performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K. You should understand that the following important factors, in addition to those discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements included in this Annual Report on Form 10-K:

•	risks of the automotive and used vehicle industries;

•	litigation, complaints, or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability, including, in each case, as a result of the ongoing COVID-19 pandemic;

•	new entrants in the consignment-to-retail used vehicle business;

•	technological disruptions, privacy or data breaches, the loss of data or cyberattacks; and

•	the ability to compete successfully with new and existing market participants.

In addition, the origination and retention of new corporate vehicle sourcing partners and further penetration of existing accounts will depend on various factors, including, but not limited to, expanding geographically, building brand awareness, local permitting, licensing and regulatory compliance and our ability to manage anticipated expansion and to hire, train and retain personnel, the ability to introduce new products and services and general economic conditions.

These and other factors that could cause actual restuls to differ from those implied by the forward-looking statemetns included in this Annual Report on Form 10-K are more fully described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks described in “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition and results of operations.

New risks emerge from time to time and it is not possible to predict all such risks, nor can we assess the impact of those risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributabl to the Company or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs on the applicable subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Market, ranking and industry data used throughout this Annual Report on Form 10-K are based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publivations, including reports by third party research analyses and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, our estimates involved risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

References in this Annual Report on Form 10-K to “CarLotz,” “we,” “our,” “us” or the “Company” are to CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.), a Delaware corporation, and its subsidiaries.

ITEM 1. Business

Overview

CarLotz is a leading consignment-to-retail used vehicle marketplace that provides our corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel while simultaneously providing buyers with prices that are, on average, below those of traditional dealerships. Our mission is to create the world’s greatest vehicle buying and selling experience. We operate a technology-enabled buying, sourcing and selling model that offers a seamless omni-channel experience and comprehensive selection of vehicles. Our proprietary technology provides our corporate vehicle sourcing partners with real-time performance metrics and data analytics along with custom business intelligence reporting that enables price and vehicle triage optimization between the wholesale and retail channels. Through our marketplace model, we generate significant value for both sellers and buyers through price, selection and experience.

Our Corporate Vehicle Sourcing Partners, Retail Sellers and Customers

We offer our products and services to (i) corporate vehicle sourcing partners, (ii) retail sellers of used vehicles and (iii) retail customers seeking to buy used vehicles.

Corporate Vehicle Sourcing Partners

Our corporate vehicle sourcing partners include fleet leasing companies, rental car companies, banks, captive finance companies, third-party remarketers, wholesalers, companies that manage their own fleets and original equipment manufacturers, or OEMs. We offer our corporate vehicle sourcing partners a pioneering, Retail Remarketing™ service that fully integrates with their existing technology platforms. For a per vehicle fee that is either flat, based on a return above a wholesale index or based on a profit share program depending on the partner, we provide our partners with access to the higher value retail market and our suite of custom-built data analytics. For corporate vehicle sourcing partners, our advanced vehicle triage data includes price optimization, custom-built intelligence reporting and asset management, providing them with data driven answers regarding vehicle pricing, condition and maintenance. This fully integrated system gives us improved visibility over our vehicle sourcing supply, vehicle type and the geographic location of our corporate vehicle sourcing partners’ fleets.

Retail Sellers

For individuals who are our retail sellers, we offer a hassle-free selling experience while allowing them to generate on average up to $1,000 or more for their vehicle, net of all fees and expenses, than when utilizing the alternative wholesale sales channel (i.e., auction, trade-in, etc.) and stay fully informed by tracking the sale process through our easy to navigate online portal. While individual sellers have always had the option of trading in their vehicle or selling it in the peer-to-peer marketplace, we give them access to a true, omni-channel retail marketplace with nationwide coverage. For a flat fee, our experienced CarLotz teammates will advertise, merchandise and ultimately sell their vehicle through our national marketplace. On average, the entire process is completed within 30 to 60 days and our retail sellers completely avoid time-consuming interactions and negotiations with potential buyers.

Retail Customers

We offer our retail customers a hassle-free vehicle buying experience at prices generally lower than our competitors. Buyers can browse our extensive, and growing, inventory online through our website or at our locations as well as select from our fully integrated finance and insurance products with relative ease. We put our buyers in control of the sale, allowing them to choose, at any point in the process, if they want to interact in-person or use our full suite of fully on-line, touchless, paperless and hassle-free e-commerce tools. This fully omni-channel sales model means that once a potential customer begins the vehicle selection process, they can seamlessly move between our in-person and online options at every step of the transaction. For example, a customer could select their vehicle and financing options online, visit one of our hubs to meet our friendly sales coaches and test drive the car, with the transaction being finalized from their home with a scheduled delivery of their car. Unlike traditional dealerships, we use non-commissioned sales coaches to help buyers with vehicle selection. Once a vehicle is selected, either online or in-person, a buyer can navigate through the entire buying process. The end result is that we reduce our overhead and inventory costs, while cost savings are passed on to our buyers. This process allows our buyers to pay, on average, significantly below traditional dealership prices.

CarLotz: A true marketplace business

Our Marketplace

We believe our marketplace model drives higher returns relative to our competition. Through the industry’s leading consignment-to-retail sales model, CarLotz is able to obtain non-competitively sourced inventory to sell. Following an initial ramp-up period following the opening of our hubs, consigned vehicles generally represent on average approximately 75% of our vehicle inventory, with approximately 60% or more of our total vehicle inventory originating from our growing relationships with corporate vehicle sourcing partners. During initial ramp-up, we have a higher portion of purchased vehicles to ensure a well-stocked inventory.

Our Retail Hubs

Founded in 2011, CarLotz currently operates ten retail hub locations, with two additional facilities under lease. Initially launched in the Mid-Atlantic region, CarLotz has since expanded to the Southeast, Southcentral, Midwest and Pacific Northwest regions of the United States. Our current facilities are located in the following cities:

•	Midlothian, VA (opened in 2011)

•	Richmond, VA (2012)

•	Chesapeake, VA (2012)

•	Greensboro, NC (2016)

•	Charlotte, NC (2016)

•	Tampa, FL (2018)

•	Chicago, IL (2018)

•	San Antonio, TX (2018)

•	Seattle, WA (2021)

•	Merritt Island, FL (2021)

We also signed new leases for hubs in Nashville, TN and Charlottesville, VA in the first quarter of 2021.

Our hubs act as both physical showrooms with predictable retail sales volumes and as consignment centers where we can source, process and recondition newly acquired inventory. Our ability to source inventory through these locations is important to our asset-light business model. At these hubs, our vehicles undergo an extensive 133-point inspection and reconditioning in preparation for resale. Our hubs are more than just locations to buy, sell and repair vehicles in preparation for resale but are also crucial to the information and data-analytics that we make available to our corporate vehicle sourcing partners and retail customers. With experience from our initial locations, we have learned how to scale our hub and processing operations to drive efficiencies. As we continue to grow our physical and online footprint, these hubs and the vast amount of information they provide will continue to be an important source of value to our buyers, sellers and our business model.

Our Technology

For our corporate vehicle sourcing partners, we have developed proprietary technology that integrates with their internal systems and supports every step in the consignment, reconditioning and sales process. For our retail buyers, we have developed a fully digital, end-to-end e-commerce platform that includes every step in the vehicle selection, financing and check-out process. To supplement these systems, we have developed custom-built data analytics tools that provide real time information to our corporate vehicle sourcing partners, retail sellers, retail buyers and ourselves. Using this technology, we are able to lower the days-to-sale while assisting sellers to receive higher vehicle values and track every step of the sales process. For our retail buyers, we offer a fully digital and hassle-free process that offers our full range of services, from vehicle selection to at home, touchless delivery, as we continue to expand our technological solutions. Our strategy is to roll out a fully integrated mobile application while continuing to expand our digital car buying platform.

Our Industry and Market Opportunity

The U.S. used vehicle market is very large and fragmented and ripe for disruption due to its high degree of customer dissatisfaction, limited e-commerce penetration and changing consumer buying patterns.

The U.S. Used Vehicle Market is Massive, Fragmented and Supports Multiple Winners. The U.S. used vehicle market is the largest consumer product category in the United States, generating approximately $841 billion in sales from approximately 42 million units in 2019, according to Edmunds Used Vehicle Report 2019. There are approximately 50,000 automotive dealers; however, the largest U.S. used vehicle dealer had less than 2% market share in 2019. For comparison, CarLotz currently represents 0.02% of U.S. used car sales by volume.

Traditional used vehicle dealerships are ripe for service-focused disruptors. The traditional used vehicle buying process suffers from poor customer experience as evidenced by the low NPS score of traditional automotive retailers (auto retailers averaging an NPS score of 7) as well as the lack of transparency, safety and logistics considerations inherent to the peer-to-peer market. Existing traditional used vehicle dealerships are notorious for high-pressure sales tactics, limited inventory selection and lack of transparent pricing. The peer-to-peer market is unlike a traditional retailer due to its lack of financing or warranty options, lack of verified vehicle condition and lack of secure payment methods. With these considerations in mind, consumers are inherently drawn to new entrants in the space that are focused on the customer experience.

Limited yet rapidly increasing e-commerce penetration in the U.S. The used automotive market has one of the lowest e-commerce penetration levels relating to a consumer product, representing less than 1% share of all used automotive sales in 2019. Yet at the same time, 97% of customer automotive purchases involve online research and 82% of the population uses an online third-party website for car shopping, displaying the growing reliability on online sources.

Increasing reliance on personal vehicles and car ownership. Since the beginning of the COVID-19 pandemic, both economically-conscious consumers and those focused on health and safety by avoiding public transportation and ride-sharing services have pivoted towards personal vehicles and car ownership. Although the ultimate impact of COVID-19 remains uncertain, recent surveys found that 55% of those surveyed are actively considering buying a car and 67% reported an increased reliance on personal vehicles. Furthermore, 60% of those surveyed were open to buying a car online as compared to 32% prior to the pandemic. Although we can provide no assurance that we will not see further negative impacts from the pandemic and related economic recession, we feel confident that these changing consumer preferences are permanent and will result in positive medium and long-term trends for our business.

Heightened demand for used cars, coupled with a low interest rate environment and shortages in new vehicle inventory, are increasing used vehicle pricing. Manufacturing shutdowns due to the COVID-19 pandemic as well as increasing reliance on personal vehicles have contributed to shortages of new vehicle inventory, resulting in increased demand and pricing for used vehicles. As near-term new vehicle supply shortages subside, we continue to believe that lower long-term interest rates and consumer focus on incremental savings from purchasing used cars compared to new vehicles will continue to support strong demand and pricing for the used automotive industry.

Growing mix of pick-ups and SUVs where CarLotz has an inventory advantage. Our focus is on the largest and most profitable market segments in the industry where we retain an outsized inventory mix in these categories compared to our e-commerce peers. We closely match the industry vehicle mix among cars, SUVs, pick-up trucks and vans, with a slight bias towards pick-up trucks and vans, which represent the most profitable and fastest growing segments. Of all new vehicle sales, 70% are pick-up trucks and SUVs, which will enter the used vehicle market increasingly over time. Our peers focus less on these vehicles given their higher average reconditioning costs compared to sedans.

Our Key Strengths

We believe that we are well-positioned to benefit from these industry dynamics due to the following key strengths:

Pioneering vehicle sourcing, buying and selling platform

We have pioneered a scalable end-to-end e-commerce platform for buying, sourcing and selling vehicles that allows both our corporate vehicle sourcing partners and retail sellers to capture more value for their vehicles by accessing the retail sales channel.

Proprietary technological solutions

Our technology platform offers customizable business intelligence reporting and data-analytics that integrate directly with our corporate vehicle sourcing partners’ internal systems. This provides our partners with real-time performance metrics, which helps with price optimization and vehicle fleet management. At the same time, we can optimize our vehicle sourcing by tracking inventory.

Fully omni-channel buying experience

We empower our customers to control their vehicle buying process by allowing them to seamlessly move between our in-person and online buying options at each step of the transaction, from vehicle selection, to financing, to closing the deal.

Superior unit economics and capital efficiency

Our asset-light inventory sourcing model allows us to source 90% of our vehicles through non-competitive channels, which leads to limited capital risk and best-in-class unit economics with multiples that represent a meaningful discount to key peers. Our model has generally allowed us to have lower customer acquisition costs and investment in at-risk inventory while at the same time boasting higher contribution margin per unit than most of our competitors.

Focus on the most profitable segment of the used vehicle market

We focus on the largest and most profitable segments of the used car market. Generally, used cars that are six to 10 years old account for over half of all sales, followed by cars in the three- to five-year range, which account for an additional quarter of all sales. Over 75% of our sales are cars aged four or more years, which is considerably higher than the age of cars offered by our primary competitors. We closely match the industry vehicle mix among cars, SUVs, pick-up trucks and vans, with a slight bias towards pick-up trucks and vans, which represent the most profitable and fastest growing segments. We expect to continue seeing retail sales price increases, which are driven by our favorable used car mix and robust used car market dynamics.

Solid foundation with tremendous growth opportunity from additional investment

Our ten existing hubs (with two additional facilities under lease) serve as our sales, sourcing and processing centers. These hubs are a model for our national expansion efforts. With additional investment in new hubs, our strategy is to expand our inventory sourcing and reconditioning, further penetrate our existing accounts and leverage our national footprint to access new corporate vehicle sourcing accounts and the public generally, while improving our market share in consigned vehicles.

Visionary leadership team and strong corporate culture

We are led by a visionary founder who is passionate about the Company and a highly capable management team with deep automotive, sales and financial experience. The CarLotz culture is built on the pillars of (i) customer service — providing a world-class guest experience, (ii) integrity — delivering on promises and treating everyone with respect, (iii) transparency — believing that buyers and sellers should see the whole chessboard and both walk away winners and (iv) fun — passion to have fun with the team and guests. These cultural pillars are the foundation of our success.

Our Strategy

We have an interconnected and executable growth strategy centered on (i) geographic expansion, (ii) further penetration of existing accounts and key vehicle channels, (iii) innovation and expansion of technological leadership, (iv) investments in additional reconditioning capacity, (v) addition of new corporate vehicle sourcing accounts, (vi) investment in brand and tactical marketing and (vii) increased service offerings and price optimization.

With a solid, profitable foundation, additional capital investments will enable us to accelerate our expansion into identified new locations and our investments in new technology. At the core of our growth strategy is our plan to develop a nationwide hub footprint during the next five years. CarLotz has grown from a single hub founded in 2011 to ten hubs today (with two additional facilities under lease), extending geographically from the Mid-Atlantic to the Southeast, Southcentral, Midwest and Pacific Northwest regions of the continental United States with three hubs in those markets added in 2018 and four hubs added in 2021. As part of our expansion efforts, our strategy is to invest in an improved logistics and distribution network, vehicle sourcing and marketing and consumer vehicle purchase marketing.

Expansion Into New Geographic Markets

We actively monitor attractive markets to evaluate whether it is a desirable market to invest in, and if so, our real estate team will scout for an available hub location. In identifying a specific hub location, we focus on highly concentrated or growing demographic areas and attractive start-up costs. Our hubs typically service a geographic area of around 300 miles, while some of our commercial accounts expand our coverage up to 1,000 miles, based on available inventory type.

The opening of new hub locations in Tampa and Chicago in 2018 highlight our ability to cost-effectively enter new markets and quickly achieve profitability. In Tampa, start-up costs prior to our first sale were less than $100,000, the location had its first sale four months after lease signing and the facility became profitable within 20 months. In Chicago, start-up costs prior to our first sale were approximately $150,000, the location had its first sale three months after lease signing and was profitable within 12 months.

Our real estate team has identified our first set of new hub locations, including our newly opened Seattle and Merritt Island locations and our newly leased Nashville and Charlottesville locations, in furtherance of our strategy of opening more than 10 new hubs in 2021 and more than 40 hubs by the end of 2023. We actively continue to monitor new markets and look to identify locations where we can establish quickly, typically within three to five months from the time we sign a lease to our first sale, and initial investment of approximately $750,000 or less. We focus on urban areas with high visibility locations around established automotive dealerships where we believe our model can scale quickly. Once a hub location has been selected, we look to recruit six to eight people to operate the new location along with a team from established locations to ensure a successful launch. As part of our current expansion, we are focused on locations that are more geographically distant from our current hubs, which will allow us to better serve our national corporate vehicle sourcing partners and add new accounts in locations where we do not yet have a physical presence.

We believe an expanded footprint will enable us to increase our vehicle sales and further penetrate our national corporate vehicle sourcing partners while also attracting new corporate vehicle sourcing accounts that were previously unavailable due to our geographic limitations. We currently expect to invest $21 million over the next two years as we expand to a true national model. As we increase the number of retail hubs, we expect to raise service levels, enabling increased per vehicle economics.

Further Penetration of Existing Accounts and Key Vehicle Channels

We believe that we can benefit from significant untapped opportunities with existing corporate vehicle sourcing partners and that our growing footprint will allow us to better serve our national accounts. Many of our existing partners still sell less than 5% of their vehicles through the retail channel as they typically are (i) still integrating retail remarketing into their programs, (ii) gaining further comfort with the expanding vehicle types, quality and condition available in the retail market and (iii) waiting for our hubs to be opened in key markets where their vehicles are turned in. We have a significant opportunity to further strengthen our relationships with these existing corporate vehicle sourcing partners. As retail remarketing continues to develop as a more established alternative and as CarLotz expands to service buyers and sellers nationwide, we anticipate substantial growth with our existing commercial sellers.

Innovation and Expanded Technological Leadership

We are constantly reviewing our technology platform in furtherance of our strategy to leverage our existing technological leadership through our end-to-end e-commerce platform designed to continually enhance both the car buying and selling experience, while providing insightful data analytics in real time. We expect our integrated mobile application to provide a seamless shopping experience while allowing CarLotz to source more vehicles from corporate vehicle sourcing partners and retail sellers. The scalable nature of this mobile, fully integrated, sourcing partner and customer experience will allow us to further leverage our expanding hub network and establish a larger footprint as we continue to grow our business. Our multi-platform compatible user interface enables anyone, anywhere to access our suite of products and become a vehicle consignor or satisfied customer. Over the next two years, we plan to further invest significantly in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing and expand our business intelligence capabilities with increased machine learning and artificial intelligence. In addition, we plan to invest significant amounts for various retail and processing enhancements, the commercialization of our proprietary technology solutions for our corporate vehicle sourcing partners, and the creation of industry technology standards for retail remarketing communication and marketplace analytics.

Investments in Hubs and Technology Enhance Our Processing Capacity and Efficiency

Our hubs with integrated vehicle processing centers allow us to add value by efficiently reconditioning vehicles and quickly moving them to market. Our hubs with integrated vehicle processing centers support the reconditioning fees charged to our corporate vehicle sourcing partners and retail sellers in preparation of the vehicle for sale. Improving efficiencies in our vehicle processing, especially in our technology platforms capable of interfacing directly with our corporate vehicle sourcing partners, enhances our reputation and brand and improves volume and revenue generation. All of the cars we sell undergo a rigorous 133-point inspection, which ensures that the cars we sell meet our safety, reliability and physical appearance standards. Our reconditioning program is driven by years of experience and allows us to cost-effectively repair, enhance and process a large number of vehicles. These integrated processing centers are much more than simply vehicle repair and reconditioning service centers, they are crucial to the information and data-analytics that have made our model successful. Many of our sellers are also corporate vehicle sourcing partners and the information we gather during processing, such as mechanical failures, brake pad condition and cosmetic damage, allows them to better manage their current and future vehicle fleets and make more informed selling decisions.

As we scale our business, our plan is to invest in increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, we plan to make capital investments in additional hubs with integrated vehicle processing centers by leveraging our data analytics and deep industry experience and taking into account a combination of factors, including proximity to buyers and sellers, transportation costs, access to inbound inventory and sustainable low-cost labor. All of these initiatives are designed to lower reconditioning costs per unit and thereby improve per unit economics.

Addition of New Corporate Vehicle Sourcing Accounts

We plan to leverage our national footprint in order to access new corporate vehicle sourcing partners, which may not have been accessible to the Company in the past due to geographic limitations. We believe there is substantial opportunity for consignments from corporate vehicle sourcing partners given the size of the total remarketing volume. Our potential vehicle sources include large corporate accounts that do not currently use our services. Additional vehicle volume from new accounts would allow us to improve our consigned vehicle market share at new and existing locations.

Investment in Brand and Tactical Marketing

To date, we have built our brand with a relatively limited marketing budget of less than $4 million annually, targeting local audiences with radio, digital and out-of-home advertising, such as billboards. With the additional capital we raised from the Merger, we intend to ramp up our local advertising and begin to focus on a more national audience. Our plan includes analytics-driven, targeted marketing investments to accelerate growth while being accretive to margins, involving a budget of approximately $15 million for marketing that will focus on local advertising efforts and a nationwide campaign to expand our market reach and enhance our brand. We will also invest in a professional team that will be dedicated to developing and implementing our marketing strategy. With improved awareness of our brand and our services, we plan to identify, attract and convert new sourcing partners at optimized cost.

Increased Service Offerings and Price Optimization

As we further develop the CarLotz brand, we believe our enhanced platform will support increased fees and optimized vehicle pricing. We plan to enhance our service offerings to not only generate additional profit per vehicle but also to better serve our sellers and buyers. We believe that additional investment in targeted areas will support increased fees, gross profit per vehicle and overall lift by improving our days-to-sale and vehicle pricing. Areas of potential further investment in service offerings include (i) expansion of existing and new F&I products to cover appearance, roadside assistance, key insurance and wheel and tire protection, (ii) expansion of our digital wholesale remarketing alternatives for corporate vehicle sourcing partners by building an in-house wholesale vehicle market for those vehicles that we do not sell through our retail channel, and (iii) further development of a front-end digital solution to source more vehicles from consumers.

Marketing

Our current marketing plan revolves around targeted advertising in the geographic locations where we already have established hubs. When we enter a new market, we develop a locally-focused advertising plan to build our brand recognition and awareness. We focus on digital marketing, which we optimize for search engine results, as well as radio and out-of-home advertising. As we gain a foothold in new markets, we also rely on word of mouth praise and referrals from satisfied customers to further drive additional growth. Over time, these strategies allow us to identify, attract and convert new sourcing partners at a lower cost than many of our competitors. As part of our national expansion strategy, we hired an experienced chief marketing officer and plan to significantly expand our marketing budget and engage in more sophisticated forms of marketing.

Technology

We have developed proprietary technology with an end-to-end e-commerce platform that improves the experience for both sellers and buyers. Our B2B portal and integration framework support the assignment, re-conditioning, sale and remittance of vehicles from our corporate vehicle sourcing partners. In addition, our custom-built automotive ERP integrates all technology with business analytics, AI and machine learning, workflow management, user and data security and content delivery platforms. This allows us to expand our competitive moat through higher returns, lower days-to-sell and deep technology integration for corporate vehicle sourcing partners.

Our proprietary application includes a suite of features tailored to create significant value for both buyers and sellers with tools for photographing, documenting and transmitting vehicle information. This includes a proprietary custom-built vehicle retailing and wholesaling platform that creates and verifies all documents for the purchase, sale and financing over the web or in-hub. This combines our proprietary algorithms with artificial intelligence to select, price and determine the best retail location for all vehicles. Our technology offers a custom system for managing customer leads, scheduling appointments and test drives from our applications and websites as well as from third party providers.

Seasonality

Used vehicle sales experience seasonality with sales typically peaking late in the first calendar quarter of each year and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicle prices depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of each year than in the second half of the year. It is not clear at this time whether seasonal trends will be affected by the impact of the COVID-19 pandemic.

Intellectual Property

The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property (including our technology and confidential information) through a combination of trademark, trade secret and copyright law, as well as contractual commitments and security procedures. We generally require certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property. We own certain trademarks important to our business, such as the CarLotz trademark.

We currently hold rights to the “CarLotz.com” Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name CarLotz or are otherwise relevant to or descriptive of our business.

While software can be protected under copyright law, we have chosen to rely primarily on trade secret law in order to protect our proprietary software and have chosen not to register any copyrights in these works. In the United States, copyright must be registered in order to enforce certain rights. Therefore, the remedies and damages available to us for unauthorized use of our software may be limited.

Intellectual property laws, contractual commitments and security procedures provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, trade secrets, know-how and other proprietary materials may be independently developed by our competitors or revealed to the public or our competitors and no longer provide protection for the related intellectual property. In addition, intellectual property laws vary from country to country, and we have not sought trademark registrations outside of the United States. We may therefore be unable to protect certain of our proprietary technology, brands or other intellectual property in other jurisdictions.

Government Regulation

Our business is and will continue to be subject to U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles is regulated by every state in which we operate and by the U.S. federal government. We also are subject to state laws related to titling and registration and wholesale vehicle sales, and our sale of value-added products is subject to state licensing requirements, as well as federal and state consumer protection laws. These laws can vary from state to state. The applicability of these regulatory and legal compliance obligations to our e-commerce business depends on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations.

In addition, we are subject to regulations and laws specifically governing the internet and e-commerce and regulations and laws governing the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including the Equal Credit Opportunities Act and prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the FTC, the Department of Transportation, the Occupational Health and Safety Administration, the Department of Justice, the Federal Communications Commission and the Consumer Finance Protection Bureau. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products and the collection, storage and use of consumer personal information. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. We also are subject to audit by such state regulatory authorities.

State dealer licensing authorities regulate the purchase and sale of used vehicles and add-on products, including financing, by dealers within their respective states. We are licensed as a dealer in Virginia, North Carolina, Florida, Illinois, Texas and Washington and all of our transactions are conducted under our respective state licenses.

Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our dealer licenses. As we seek to expand our operations and presence into other states, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.

In addition to these laws and regulations that apply specifically to the sale and financing of used vehicles, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information-reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. After the closing of the Merger, we are also subject to laws and regulations affecting public companies, including securities laws and exchange listing rules.

For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors — Risks Related to Our Business.”

Competition

The used vehicle market in the United States is highly competitive and fragmented. There are approximately 50,000 used vehicle dealers nationwide as well as a large number of transactions occurring in the peer-to-peer market. Competitors in the used vehicle market include:

•	traditional used vehicle dealerships, including those that may increase investment in their technology and infrastructure in order to compete directly with our omni-channel consignment-to-retail model;

•	large national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including omni-channel offerings;

•	on-line and physical auction businesses, such as ADESA, Manheim, ACV, BackLotCars and several smaller independent auctions that compete with us for the supply of our vehicles;

•	sales by rental car companies directly to consumers of used vehicles that were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales;

•	car dealers or marketplaces with e-commerce business or online platforms such as Carvana, Vroom and Shift; and

•	the peer-to-peer market, utilizing sites as Facebook, Craiglist.com, eBay Motors and Nextdoor.com.

Our hybrid model offers the highest level of service, online or in-person. Buyers are not forced to decide how they want to interact with our platform before deciding to shop. Instead they have the option of switching back and forth between online and in person as they choose. Our non-commissioned sales model means that buyers feel comfortable asking for personal assistance when they want and trust that the sales coach who assists them is not motivated to do anything more than provide exceptional service. And because we source non-competitive inventory, our vehicle prices are on average less than traditional dealership prices, while our asset-light approach leaves CarLotz with limited risk.

Insurance

We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, property, workers’ compensation, automobile, general liability and umbrella insurance in each of the states that we have operations.

All of our insurance policies are with third-party carriers with financial ratings of A or better. We and our insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business.

Human Capital Resources

As of February 1, 2021, we had approximately 175 teammates, 166 of which were full-time employees, 4 of which were part-time employees and 5 of which were interns. All of our teammates are paid via W-2 and none of our employees are represented by a labor union. We have a good relationship with our employees and have not experienced any interruptions of operations due to labor disagreements. Most of our staff are at-will employees that can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace.

We believe our success depends on the efforts and talents of our executives and employees. We rely on our senior management to execute our business plan and we rely on our sales and customer service employees to drive our supply of used vehicles. Our ability to attract and retain qualified executives and effective sales and customer service professionals is material to our business.

Available Information

Our filings with the SEC, including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, www.carlotz.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website at www.sec.gov that contains reports, proxy statements, information statements and other information regarding SEC registrants, including CarLotz, Inc. Information included in or connected to our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

ITEM 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Summary Risk Factors

The following summary risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

•	General business and economic conditions, and risk to the larger automotive ecosystem, including consumer demand, could adversely affect the market for used vehicles.

•	We may not be able to execute on our geographic expansion strategy.

•	Vehicle sellers may not be willing to consign their vehicles with us for sale.

•	We have a history of losses and may not be able to maintain profitability in the future.

•	We may be unable to sustain our revenue growth and effectively manage growth.

•	We participate in a highly competitive industry and face pressure from existing and new companies.

•	Our advertising activities may fail to efficiently drive growth in units sourced from corporate vehicle sourcing partners and retail sellers as well as units sold to buyers.

•	Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent COVID-19 outbreak.

•	Our ability to expand our product offerings and introduce additional products and services may be limited.

•	We may experience damage or destruction to the vehicles consigned us, or our processing centers or retail hubs, business interruptions or other liabilities.

•	Our business is sensitive to changes in the prices of new and used vehicles.

•	Our transformation into a listed public company will increase costs and may disrupt the regular operations of our business.

•	We may fail to adequately protect our intellectual property, technology and confidential information.

Risks Related to Our Business

General business and economic conditions, and risk to the larger automotive ecosystem, including consumer demand, could adversely affect the market for used vehicles, which could reduce our revenue and profitability.

The market for used vehicles in the U.S. is affected by general business and economic conditions, especially as a result of the ongoing COVID-19 pandemic. The U.S. economy is currently experiencing a period of instability, and this volatility may result in reduced demand for our services, consigned and purchased vehicles and value-added products, reduced spending on vehicles, the inability of customers to obtain credit to finance purchases of vehicles, and decreased consumer confidence to make discretionary purchases, which will generally correspond to decreased consignment of vehicles as most vehicles are consigned to us in connection with a purchase of a replacement vehicle by the seller. Consumer purchases of vehicles and the consignment of vehicles for sale generally decline during recessionary periods and other periods in which disposable income is adversely affected.

Purchases of used vehicles and the consignment of vehicles for sale are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit and reductions in consumer confidence. Fears of recession, stock market volatility, increased regulation and increased unemployment as a result of the ongoing COVID-19 pandemic may reduce our revenue.

In the event of a sustained revenue decline suffered by participants in the automotive markets, our competitors and car manufacturers may attempt to increase their sales by offering increased trade-in values for vehicles, reducing prices or increasing marketing expenditures, each of which may cause potential vehicle sourcing partners to perceive that there are higher value alternatives to consigning their vehicles for sale by us. Additionally, increases in unemployment rates may increase the number of loan and lease defaults, leading to repossessions, which are typically then re-sold by lenders in the wholesale market, which also reduces vehicles available for consignment and may also depress used car values.

A prolonged economic downturn that results in reduced demand for our services, vehicles and product offerings could have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase revenues and grow our business could be materially and adversely affected if we are unable to execute our geographic expansion strategy.

The geographic expansion of our physical footprint is a critical component of our plans to increase our revenues and grow our business. As part of our growth plan, we need to locate, lease and establish desirable locations for our new retail hubs. The success of our geographic expansion strategy depends on a number of factors, including the identification of desirable locations that meet our standards, negotiation of acceptable lease terms while securing those favorable locations, including desired term, rent and tenant improvement allowances and, if entering a new market, the timely achievement of brand awareness and proper evaluation of the market. If we are unable to open and operate new retail hubs, if it takes us longer than anticipated to open such hubs or if the retail hubs we open are unprofitable or otherwise unsuccessful, our ability to increase revenues and grow our business could be materially and adversely affected.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business, financial condition and results of operations.

As described in greater detail in “Item 1. Business,” our business is involved in the sourcing and sale of used vehicles. Used and new car dealerships and companies that provide listings, information and lead generation, as well as car-buying and car-selling services designed to help potential vehicle sellers and buyers and to enable dealers to reach these vehicle sellers and buyers, are sources of significant competition to our business. Some of these companies include:

•	traditional used vehicle dealerships, including those that may increase investment in their technology and infrastructure in order to compete directly with our omni-channel consignment-to-retail business model;

•	large national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including omni-channel offerings;

•	on-line and physical auction businesses, such as ADESA, Manheim, ACV, BackLotCars and several smaller independent auctions that compete with us for the supply of our vehicles;

•	used car dealers or marketplaces with e-commerce business or online platforms such as Carvana, Vroom and Shift; and

•	the peer-to-peer used vehicle sales market, utilizing sites such as Google, Facebook, Craiglist.com, eBay Motors and Nextdoor.com.

We also expect that new competitors will continue to enter the online and traditional automotive retail industry with competing brands, business models, products and services, which could have an adverse effect on our business, financial condition and results of operations.

Competitors may also attempt to replicate our business model and compete directly with us for the sourcing and sale of used vehicles. These competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our services could substantially decline.

Our business model relies on the willingness of sellers to consign their vehicles with us and in attracting effective sales and customer service professionals.

Our business depends on our ability to cost-effectively attract, retain and grow relationships with corporate vehicle sourcing partners and retail sellers and, in turn, on the supply of used vehicles sold through our marketplace. For the year ended December 31, 2020, two of our corporate vehicle sourcing partners, with whom we do not have long-term consignment contracts, accounted for over 40% of the cars we sold. Furthermore, for the fourth quarter of 2020 and continuing during the first quarter of 2021 to date, one of our corporate vehicle sourcing partners has accounted for over 60% of our vehicles sourced. To expand our consignment base, we must appeal to and contract with local and regional corporate accounts, as well as national accounts as we expand our geographic footprint, further penetrate existing corporate vehicle sourcing partners’ accounts and engage individuals who may be unfamiliar with our consignment-to-retail marketplace. Our strategy is to leverage our existing relationships to further penetrate existing corporate vehicle sourcing partners and rely on a variety of methods to scale our business in new markets, including traditional advertising, retail signage, targeted sales efforts and word-of-mouth. Although our strategy is to increase our brand marketing efforts as we expand geographically, we cannot be certain that these efforts will yield more corporate vehicle sourcing partners and retail sellers or be cost-effective.

To accomplish the foregoing goal, we rely on our sales and customer service employees to drive our supply of used vehicles by identifying, developing and maintaining relationships with our corporate vehicle sourcing partners. The process of identifying and hiring sales and customer service professionals with the combination of skills and attributes required can be difficult and require significant commitment of time. In addition, competition for qualified employees and personnel in the retail vehicle industry is intense and turnover among our sales and customer service professionals within a few years is not uncommon. Any shortage in sales and customer service professionals or delay in identifying and hiring quality sales and customer service professionals could have a negative impact on our business. If we are not successful in attracting and retaining effective sales and customer service professionals, the quantity and quality of our vehicle consignments may be negatively impacted, which could have a material adverse impact on our business, financial condition and results of operations.

We have a history of losses and we may not maintain profitability in the future.

We have experienced net losses of $6.8 million, $12.7 million and $6.6 million in the years ended December 31, 2020, 2019 and 2018, respectively. We expect to make significant investments to further develop and expand our business, and these investments may not result in increased revenue or growth on a timely basis or at all. We may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be adversely affected, and we may not achieve or maintain profitability in the future. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain profitability.

We may not be able to sustain our revenue growth rate or effectively manage growth.

Our revenue grew from $58.4 million for the year ended December 31, 2018 to $102.5 million for the year ended December 31, 2019 and $118.6 million for the year ended December 31, 2020. In the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as rapidly or at all if we do not:

•	successfully open additional retail hubs and increase our geographic footprint;

•	innovate and expand our technological leadership;

•	further penetrate our existing accounts and key vehicle channels;

•	add corporate vehicle sourcing partners;

•	successfully market our brand; and

•	increase our service offerings and price optimization.

We cannot assure you that we will be able to meet these objectives. As we continue to grow, we expect to invest substantial financial and other resources to:

•	expand into new geographic markets;

•	invest in our core suite of technology as well as various retail and processing enhancements;

•	invest in brand marketing and advertising; and

•	incur general administration, including legal, accounting and other compliance, expenses related to being a public company.

Our historical growth and projected growth will continue to place significant demands on our management and on our operational and financial resources. Our business strategy involves significant growth in number of hubs, geographic footprint and the number of corporate vehicle sourcing partners, retail sellers and customers selling and buying cars through our platform. We have hired and expect to continue hiring additional personnel to support our planned growth. Our organizational structure is becoming more complex as we add staff, and we will need to improve our operational, legal, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the investment of valuable management resources to grow and develop in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the car buying and selling experience for our corporate vehicle sourcing partners, retail sellers and customers. A failure to manage our growth effectively to maintain the quality and efficiency of the car selling experience for our corporate vehicle sourcing partners, retail sellers and the quality of the vehicles we sell to our customers, could have a material adverse effect on our business, financial condition and results of operations.

Our business has grown rapidly as additional corporate vehicle sourcing partners and retail sellers have consigned cars to us and we have sold used cars and complementary products and services to customers through our platform. However, our business has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business, and our historical revenue growth should not be considered indicative of our future performance. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments in new geographic markets and in our product offerings may be less productive than expected or be subject to unknown risks. An inability to adjust our strategy to meet changing market conditions could have an adverse effect on our business, financial condition and results of operations.

One or more of our corporate vehicle sourcing partners may represent 10% or more of our total vehicles consigned, and at times significantly more, in the normal course of our vehicle sourcing.

One or more of our corporate vehicle sourcing partners will often represent 10% or more of the vehicles we source over a particular period. For example, during the year ended December 31, 2020, two of our corporate vehicle sourcing partners, with whom we do not have long-term consignment contracts, accounted for over 40% of the cars we sold. Furthermore, for the fourth quarter of 2020 and continuing during the first quarter of 2021 to date, one of our corporate vehicle sourcing partners has accounted for over 60% of our vehicles sourced. Over time, we may have concentrations of 10% or more for a number of reasons, and the concentrations will often vary among corporate vehicle sourcing partners. Some corporate vehicle sourcing partners may make a supply of vehicles available at certain times of a given year, while others may increase or decrease their flow of vehicles for a number of reasons, including the performance of their business or prevailing business considerations and economic conditions.

Furthermore, at times, we may source a significantly higher portion of our consigned vehicles from one or more corporate vehicle sourcing partners. Such concentrations can result from a variety of factors, some of which are beyond our control. During any given time period, we may elect to source a higher percentage of vehicles from one or more corporate vehicle sourcing partners for a variety of reasons, including the availability of specific vehicle makes and models.

Sourcing a significant portion of our consigned vehicles from a limited number of corporate vehicle sourcing partners exposes us to a number of risks. Our agreements with our corporate vehicle sourcing partners are generally subject to cancellation by either party upon 30 to 90 days’ notice. Generally, corporate vehicle sourcing partners make non-binding long-term commitments to us regarding consignment volumes. If a corporate vehicle sourcing partner from which we are sourcing a significant portion of our vehicles were to cease or significantly reduce making vehicles available to us, it could adversely affect our business, financial condition and results of operations as we would likely need to increase our sourcing of vehicles from other vehicle sourcing partners potentially on less favorable terms and conditions. Such an effort may take a number of months and may not precisely replicate the variety and quality of vehicles we have been sourcing from this single source. Further, we could be required to increase our purchasing of vehicles to maintain optimal inventory levels and mix as we work to increase vehicle supply from other vehicle sourcing partners, which could negatively affect our margins and gross profit per vehicle. Furthermore, having a high concentration of vehicles in our inventory on consignment from a single corporate vehicle sourcing partner could indirectly expose us to credit risk with respect to that corporate vehicle sourcing partner as we may be restricted from selling those vehicles or realizing profits on the sale of those vehicles in the event of that corporate vehicle sourcing partner’s insolvency.

Our advertising activities may fail to efficiently drive growth in units sourced from corporate vehicle sourcing partners and retail sellers as well as units sold to buyers.

Our future growth and success will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs, and we plan to increase our investment in these activities as we expand geographically. These brand promotion activities may not yield increased revenue, and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the effective creative message and media mix for advertising, marketing and promotional expenditures;

•	select the right markets, media and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending for each market, media and specific media vehicle; and

•	effectively manage marketing costs, including creative and media expenses, to maintain acceptable corporate vehicle sourcing partner, retail seller and buyer acquisition costs.

We expect to increase advertising spending in future periods to continue driving our growth. Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our operating results.

Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related increased expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similar or more effective channels, our marketing and advertising expenses could increase substantially, and thus our corporate vehicle sourcing partners, retail sellers and buyers could be adversely affected, and our business, financial condition and results of operations could be harmed.

Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent COVID-19 outbreak.

The global spread of COVID-19 since late 2019 has resulted in governmental authorities implementing numerous protective measures during the ongoing pandemic, such as travel restrictions, quarantines, shelter in place orders and shutdowns, to contain the spread of the virus and reduce its impact. These measures have impacted and continue to and may further impact some or all of our teammates and operations, the behavior and operations of our corporate vehicle sourcing partners and the behavior of our customers. This pandemic has significantly disrupted economies around the world, including the United States, and will likely continue to cause significant disruptions. There continues to be significant uncertainty regarding the extent and duration of potential future measures that may be taken to contain the virus and how those measures may in turn impact our business. While we believe our business is well positioned to take advantage of protective measures such as shelter in place orders and shutdowns, we saw a decrease in sales activity as consumers for the most part stayed home during the months of March through May of 2020 . As our sales began to return to pre-COVID-19 levels late in the second quarter of 2020, the ongoing OEM plant shut-downs and repossession moratoriums limited vehicle supply from our corporate vehicle sourcing partners through most of the third quarter. During this time, we maintained our aggressive cost cutting measures by limiting marketing expense and inventory purchases in an effort to preserve liquidity. As we exited the third quarter, we saw record consignments and inventory that led to record quarterly unit sales and revenue.

The COVID-19 outbreak has also significantly increased economic and demand uncertainty. For example, increases in unemployment and reduced access to financing and reductions in disposable income are likely to result in reduced consumer spending, including purchases of new and used cars. Additionally, disruption and volatility in the global capital markets can increase the cost of capital and adversely impact access to capital. It is also possible that the COVID-19 pandemic could result in additional changes that impact the market for vehicles generally. For example, to the extent COVID-19 results in more people working remotely on a long-term basis or moving out of densely populated urban areas, vehicle usage may decline, which could adversely impact the demand for vehicles and our services.

The extent to which the COVID-19 outbreak ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information that may emerge concerning the severity and duration of the COVID-19 outbreak and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact, among others. Additionally, the COVID-19 outbreak may have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors,” including risks relating to general economic conditions.

Our ability to expand our product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, we offer third-party financing, insurance and vehicle protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as vehicle service contracts. If we introduce new value-added products or expand existing offerings, we may incur losses or otherwise fail to enter these markets successfully. Entry into new markets may require us to compete with new companies, cater to new corporate vehicle sourcing partner, retail seller and customer expectations and comply with new complex regulations and licensing requirements, each of which will be unfamiliar. Accordingly, we could need to invest significant resources in market research, legal counsel and our organizational infrastructure, and a return on such investments may not be achieved for several years, if at all. Additionally, failure to comply with applicable regulations or to obtain required licenses could result in penalties or fines. Further, we may fail in demonstrating the value of any new value-added product to customers, which would compromise our ability to successfully create new revenue streams or receive returns in excess of investments. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

We may experience damage or destruction to the vehicles consigned to us, or our processing centers or retail hubs, business interruptions or other liabilities, which may adversely impact our business, financial condition and results of operations.

We store the vehicles consigned to us at our retail hubs until they are sold to purchasers. These vehicles may be subject to damage resulting from transportation to and out of our facilities, improper or incorrect reconditioning techniques, damage resulting from accidents during customer test drives or damage resulting from improper delivery of the vehicle to purchasers. Any damage or catastrophic loss of vehicles stored at our locations, due to natural disasters, like hail, or man-made disasters, such as theft or vandalism, arsons, accidents or otherwise, would result in liability to our corporate vehicle sourcing partners or retail sellers for the expected value of the damaged or destroyed vehicle and, depending on the scale of damage, a significant disruption to our business. In addition, we may be subject to claims by employees, corporate vehicle sourcing partners, retail sellers, customers and third parties for personal injury or property damage.

While we carry insurance for all of our vehicles and the facilities in which the vehicles are stored, the insurance we carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss to one or more of our retail hubs or to the vehicles stored at our retail hubs, our liabilities may exceed the maximum insurance coverage amount, which could materially adversely impact our business, financial condition and results of operations.

We enter into alternative fee arrangements with certain of our corporate vehicle sourcing partners, which may cause our gross profit per vehicle to fluctuate from period to period.

In addition to our flat fee pricing model, we enter into alternative fee arrangements with certain of our corporate vehicle sourcing partners, which can include arrangements where we share a percentage of vehicle sale proceeds or customer fees with our corporate vehicle sourcing partners, and the portion of our vehicles subject to such arrangements can fluctuate significantly. Under these sharing arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on the unit’s sale price and fees we are able to charge in connection with the sale. As we do not have binding long-term contracts with our corporate vehicle sourcing partners and do not require them to make vehicles available to us, our mix of vehicles sourced under alternative fee arrangements is likely to fluctuate over time. Our gross profit per unit is therefore likely to fluctuate from period to period, perhaps significantly, due to our sourcing partner mix as well as due to the sales prices and fees we are able to collect on the vehicles we source under alternative fee arrangements.

For the fourth quarter of 2020 and continuing during the first quarter of 2021 to date, one of our corporate vehicle sourcing partners with whom we have an alternative fee arrangement has accounted for over 60% of our vehicles sourced. Under our fee arrangement with this corporate vehicle sourcing partner, vehicles are returned to the corporate vehicle sourcing partner from consignment if the vehicle has not been sold through our retail channel within a specified time period. In such instances, we are responsible for the expenses we have incurred with respect to the vehicle, including shipping costs and any refurbishment costs we have incurred. We have returned a number of vehicles from consignment during the first quarter of 2021 to date and expect to continue to return vehicles into the second quarter of 2021 as we seek to better match our intake of vehicles under this arrangement to our sales and reconditioning capacity. The expenses associated with these returned vehicles will reduce our gross profit during the first quarter of 2021 and for subsequent periods during which we experience such vehicle returns.

Our business is sensitive to changes in the prices of new and used vehicles.

Significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, reducing demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. Lower used vehicle prices could reduce the consignment of vehicles with us for sale, reducing our revenues.

We face a variety of risks associated with our inspection and reconditioning operations.

We operate our processing centers at several locations across the United States. If we are unable to operate our processing centers efficiently, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing our inventory, additional expenses and loss of potential and existing corporate vehicle sourcing partners and retail sellers and subsequent revenues, which may materially and adversely affect our business, financial condition and results of operations.

During the first quarter of 2021 to date and we expect to continue into the second quarter of 2021 until such time as we better match our intake of vehicles to our reconditioning capacity, we have been unable to recondition a portion of our vehicle inventory in a timely manner, which has resulted in us returning a number of vehicles from consignment as well as increasing our utilization of third party service providers, in each case incurring costs that reduce our gross profit.

Additionally, in certain locations, we outsource reconditioning services to third party providers. If we are unable to maintain our relationship with our third-party service providers, such service providers cease to provide the services we need or such service providers are unable to effectively deliver services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative vendors or replace such service providers with our in-house reconditioning specialists, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing vehicles consigned to us for sale and increased time to sale, additional expenses and loss of potential and existing corporate vehicle sourcing partners and retail sellers and subsequent revenues, which may materially and adversely affect our business, financial condition and results of operations.

We rely on third-party carriers to transport vehicles to our customers, and we are subject to associated business risks and costs and with those of the transportation industry generally, many of which are out of our control.

We rely on third-party carriers to transport vehicles to our facilities as well as from our retail hubs to purchasers that elect to have their used vehicle delivered to them. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business (including our reputation), financial condition and results of operations.

Certain state laws prohibit or restrict vehicle consignment and, if additional states enact similar laws, our geographic expansion strategy and our business, financial condition and results of operations could be adversely affected.

Our consignment operations are prohibited under the laws of certain states, such as South Carolina, Ohio and Kentucky. If other states enact similar laws, we could be prevented from opening retail hubs in those states or, if we are already present in those states, we could be forced to cease operations in those states. In addition, we may face risks that state and national auto dealer associations lobby other state governments to enact similar vehicle consignment laws. If a significant number of states, in particular states where we have significant operations and consignment activity, were to enact similar laws, it could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry that is subject to a range of federal, state and local laws and regulations, and if we fail to comply, our business, financial condition and results of operations could be adversely affected. In addition, some of these laws establish either a private right of action or permit private individuals and entities to enforce the same in the name of the relevant government entity.

Our business is and will continue to be subject to a wide range of federal, state and local laws and regulations, some of which are novel and without relevant precedent. Such laws and regulations include, but are not limited to:

•	state and local licensing requirements;

•	state and local titling and registration requirements;

•	state laws regulating the sale of motor vehicles and related products and services;

•	federal and state laws regulating vehicle financing;

•	federal and state consumer protection laws; and

•	federal and state data privacy laws.

The federal agencies that regulate our business and have the authority to enforce such regulations and laws against us include the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products. We are also subject to a variety of federal laws that may require us to incur costs in order to be in compliance with such laws, including the Americans with Disabilities Act of 1990, or the ADA. Additionally, we are subject to regulation and audit by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies and are subject to a variety of state laws. We are also subject to audit by such state regulatory authorities.

Our marketing and disclosure regarding the sale and servicing of vehicles is regulated by federal, state and local agencies, including the FTC and state attorneys general. Some of these authorities either establish a private right of action or permit a private individual or entity to enforce on behalf of a state entity (“private attorney general”). We have in the past been subject to claims under these laws, and we may experience additional claims in the future.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our e-commerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations. We are licensed as a dealer in each of the states in which operate one or more retail hubs, and all of our vehicle transactions are conducted under such licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however regulators could seek to enforce those laws against us. In addition, if we determine or are instructed by state regulators that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.

Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our state dealer licenses. As we seek to expand our operations and presence into other states, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.

Any failure to renew or maintain any of the foregoing licenses would materially and adversely affect our business, financial condition and results of operations. Many aspects of our business are subject to regulatory regimes at the state and local level, and we may not have all licenses required to conduct business in every jurisdiction in which we operate. Despite our belief that we are not subject to certain licensing requirements of those state and local jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those state and local jurisdictions, any of which may inhibit our ability to do business in those state and local jurisdictions, increase our operating expenses and adversely affect our business, financial condition and results of operations.

In addition to these laws and regulations that apply specifically to the purchase, consignment and sale of used vehicles, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety and other broadly applicable business regulations. Increased environmental regulation may in the future limit the sale of the used vehicles that we sell or make it more expensive and less desirable for customers. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, credit and financing, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality.

We are subject to laws and regulations affecting public companies, including securities laws and the Nasdaq listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

If we do not adequately address the shift to mobile device technology by our corporate vehicle sourcing partners, retail sellers and customers, our operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for used cars and the number of transactions with us that are completed by those users on those devices. The shift to mobile technology by our corporate vehicle sourcing partners, retail sellers and customers may harm our business in the following ways:

•	corporate vehicle sourcing partners, retail sellers and customers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;

•	we may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms;

•	consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient website functionality to convince a mobile device user to transact with us; or

•	regulations related to consumer finance disclosures, including the Truth in Lending Act, may be interpreted, in the context of mobile devices, in a manner that could expose us to legal liability in the event we are found to have violated applicable laws.

If we do not develop suitable functionality for users who visit our website using a mobile device, our business, financial condition and results of operations could be harmed.

Our business is sensitive to conditions affecting automobile manufacturers generally, including vehicle recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our business, financial condition and results of operations and could impact the supply of vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling used vehicles with open safety recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and if such capital is not available, our business, financial condition and results of operations may be adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to expand into additional markets, increase our marketing expenditures to improve our brand awareness, enhance our technology, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

We face a variety of risks associated with identifying, leasing and dedicating capital expenditure for new locations.

We are required to obtain approvals, permits and licenses from state regulators and local municipalities to construct or renovate and operate our retail hubs. We may face delays in obtaining the requisite approvals, permits and licenses to renovate and operate our retail hubs or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits and licenses to renovate and operate our retail hubs in desirable locations, our business, financial condition and results of operations may be adversely affected.

A significant disruption in service on our website could damage our reputation and result in a loss of corporate vehicle sourcing partners, retail sellers and customers, which could harm our business, brand, financial condition and results of operations.

Our brand, reputation and ability to attract corporate vehicle sourcing partners, retail sellers and customers depend in large part on the reliable performance of our website and the supporting systems, technology and infrastructure. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could affect the availability of our inventory on our website and prevent or inhibit the ability of our corporate vehicle sourcing partners, retail sellers and customers to access our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of corporate vehicle sourcing partners, retail sellers and customers and result in additional costs.

The communications, network and hardware to operate our website are provided to us by a third-party service provider and exist in fully redundant environments. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.

Problems faced by our third party web hosting providers could adversely affect the experience of our corporate vehicle sourcing partners, retail sellers and customers. For example, our third party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ access to inventory and cause delays and result in additional expense in arranging access to new facilities and services, any of which could harm our business, financial condition and results of operations.

We rely on third party technology to complete critical business functions, and if that technology fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.

We rely on third party technology for certain of our critical business functions, including customer identity verification for financing, network infrastructure for hosting our website and inventory data, software libraries and development environments and tools, and services to allow corporate vehicle sourcing partners, retail sellers and customers to digitally sign contracts. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our business, financial condition and results of operations may be adversely affected.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be adversely affected.

We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our Chief Executive Officer, Michael W. Bor, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Most of our staff are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. We do not, and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to stockholders and otherwise disrupt our operations and adversely affect our operating results.

Our continued success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development and sales and marketing functions;

•	transition of the acquired company’s users to our website and mobile applications;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, policies and procedures at a business that prior to the acquisition may have lacked effective controls, policies and procedures;

•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with acquisitions and investments could result in our failure to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to various litigation matters from time to time, which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

If we fail to implement and maintain an effective system of internal control to remediate our material weakness over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations as a public company or prevent fraud, and investor confidence and the trading prices of our securities may be materially and adversely affected.

Prior to the Merger, CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”) was a private company with limited internal accounting personnel and other resources to address its internal control over financial reporting. In connection with the audits of Former CarLotz' consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, Former CarLotz and its independent registered public accounting firm identified a material weakness in Former CarLotz’ internal control over financial reporting, which remained unremediated as of December 31, 2020 and therefore will be a material weakness in the Company’s internal control over financial reporting for periods following the consummation of the Merger on January 21, 2021 until remediated. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to (i) a lack of sufficient accounting and financial reporting resources to address internal control over financial reporting and personnel with requisite knowledge and experience in application of U.S. GAAP and SEC rules, and (ii) general information technology controls in the areas of user access and program change-management over certain information technology systems that support financial reporting processes. We are in the process of implementing a number of measures to address this material weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control Over Financial Reporting” in our Current Report on Form 8-K/A filed with the SEC on March 15, 2021. However, we cannot assure you that these measures will fully address the material weakness and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.

We are a public company subject to the Sarbanes-Oxley Act of 2002, and specifically to Section 404 thereof, which requires that we include a certification from management on the effectiveness of our internal controls in this Annual Report on Form 10-K. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation on a timely basis or at all.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or audited from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally speaking, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition and results of operations may be materially and adversely affected. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of auto sales. In addition to contractual provisions limiting our liability to our corporate vehicle sourcing partners, retail sellers, customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our third-party service providers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect material adverse effect on our business.

We have entered into agreements with various third-party financial institutions related to the financing by those institutions of our customers’ vehicle purchases as well as the provision of various value-added products. Our counterparties that are financial institutions are subject to extensive federal and state laws and regulations related to the provision of financial services, and their ability to provide financing and other products and services could be materially limited or eliminated as a result of financial regulatory or supervisory issues as well as changes in federal or state laws, regulations or guidance related to the provision of financial services. In the event of such disruptions, our business could be materially and adversely affected if we are unable, in a commercially reasonable manner, to identify and enter into alternative arrangements with other institutions on substantially similar terms as those that exist with our current providers.

Moreover, we are subject to contractual obligations requiring that we comply with, or help to facilitate compliance by our financial institution counterparties with, a broad range of regulatory requirements and obligations, including without limitation those related to sourcing partner and customer data, data security, privacy, anti-money laundering and the detection and prevention of financial crimes. The federal and state regulators responsible for implementing and enforcing these laws and regulations routinely examine our financial institution counterparties with respect to their compliance with such laws and regulations, including the extent to which these institutions’ third-party relationships may present compliance risks. Despite our best efforts to comply with all applicable regulatory and contractual obligations, it is possible that there could be some perceived or actual deficiency in our ability to adequately comply with financial regulatory requirements or to serve as a contractual counterparty to a regulated financial institution. Any such perceived or actual deficiency or risk to a regulated financial institution could result in a disruption of our relationship with that institution as well as with other lenders and other financial services counterparties, which could have a materially adverse impact on our business, financial condition and results of operations.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

The labor costs associated with our operations, including our retail hubs, are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the U.S., as well as the minimum wage in a number of states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wages increase or related laws and regulations change, our labor costs may increase, which could have an adverse effect on our business, financial condition and results of operations. Increases in labor costs could force us to increase prices or reduce margins, which could adversely affect our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

Seasonal and other fluctuations in our quarterly operating results are likely and may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, cash flow and net profit or loss, to vary significantly in the future based in part on, among other things, seasonal and cyclical patterns in vehicle sales in the United States. Vehicle sales generally exhibit seasonality, with sales increasing in the first calendar quarter and continuing through the end of the summer, before exhibiting a drop in the fall. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicle prices depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year.

Additionally, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our operating results may not be meaningful.

We rely on Internet search engines to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our corporate vehicle sourcing partner, retail seller and customer base could slow or our corporate vehicle sourcing partner, retail seller and customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website through Internet search engines could harm our business, financial condition and results of operations.

We may be subject to adverse impacts from the existence of copycat websites that attempt to defraud our potential corporate vehicle sourcing partners, retail sellers or customers.

We have in the past, and may in the future, experience disruption in our business and adverse impacts to our brand from the posting by third parties of copycat websites that attempt to imitate the branding and functionality of our website and defraud our customers. If we become aware of such activities, we intend to employ technological or legal measures in an attempt to halt these operations. However, we may be unable to detect all such activities or operations in a timely manner and, even if we do detect such activities or operations, our attempts at implementing technological measures and seeking legal recourse from appropriate governmental authorities may be insufficient to halt these operations. In some cases, particularly in the case of entities operating outside of the U.S., our available remedies may not be adequate to protect us or our customers against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, financial condition and results of operations. In addition, to the extent that such activity creates confusion among customers, our brand and business could be materially harmed.

We operate a wholly-owned captive reinsurance subsidiary and participate in a reinsurance program for extended warranties. Our reinsurance program for extended warranties may not be successful or may incur larger losses than anticipated, which could harm our business and reputation.

We operate a wholly owned captive reinsurance subsidiary in connection with certain extended warranty contracts that we offer to our customers for sale by a third party servicer. Our captive reinsurance subsidiary then contracts with the third party servicer to reinsure the claims made under the extended warranties in exchange for which the third party servicer pays the premiums collected on the policies to the reinsurance subsidiary. The purpose of our reinsurance subsidiary is to absorb negative loss developments. Specifically, with product warranty programs, future developments regarding the products comprising the program and their attendant loss development remains uncertain. If future losses materially deviate from our current estimates, they may exceed the amounts collected for the payment of claims, which could render the reinsurance subsidiary unable to pay claims, which could result in our no longer being able to offer these products, subject us to third party claims and harm our reputation and ability to sell our other finance and insurance products, which could have a materially adverse effect on our business, financial condition and results of operations.

If our wholly owned captive insurance subsidiary becomes subject to a bankruptcy or similar proceeding, we may be liable for its outstanding obligations.

We have structured our wholly-owned captive reinsurance subsidiary to be bankruptcy remote with the intention that assets of CarLotz would not be available to satisfy creditors. We can provide no guarantees that, in the actual event of a bankruptcy or similar proceeding, the structure of our reinsurance subsidiary will operate as intended. In addition, existing or future laws and regulations may be interpreted differently and may limit the extent of bankruptcy protections provided to us by our subsidiary.

Risks Related to Intellectual Property and Data Privacy

If we fail to adequately protect our intellectual property, technology and confidential information, it could adversely affect our business, financial condition and results of operations.

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. We attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We currently hold rights to the “CarLotz.com” Internet domain name and various other related domain names. The regulation of domain names in the U.S. is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name CarLotz or are otherwise important for our business.

We collect, process, store, share, disclose and use personal information and other data relating to our customers and corporate vehicle sourcing partners and retail sellers, and our actual or perceived failure to protect such information and data could damage our reputation and brand and adversely affect our business, financial condition and results of operations.

We collect, process, store, share, disclose and use personal information and other data provided by our sourcing partners and customers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by our sourcing partners, customers and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition and results of operations.

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business, financial condition and results of operations.

There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, use and protection of personal information and other data, the scope of which are changing, subject to differing interpretations and that may be costly to comply with and may be inconsistent between jurisdictions or conflict with other rules. Federal and various state governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or by our service providers or partners. For example, the State of California recently enacted the California Consumer Privacy ACT (the “CCPA”), which went into effect on January 1, 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which may create new requirements for us and other companies that operate in California. Additionally, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.

We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties and may agree to additional contractual requirements addressing these matters from time to time. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to change certain business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to our sourcing partners or customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other sourcing partner or customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our sourcing partners, customers and vendors to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put our sourcing partner, customer or vendors’ information at risk and could in turn harm our reputation, business, financial condition and results of operations.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business, financial condition and results of operations.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors. We may be unaware of the intellectual property rights that others may claim over some or all of our technology or services. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock and Provisions of Our Certificate of Incorporation and Bylaws

Our stock price may fluctuate significantly and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for the common stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from concerted efforts by retail investors, pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on the common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. As a result, you may not receive any return on an investment in the common stock unless you sell your common stock for a price greater than that which you paid for it.

Stockholders may experience dilution in the future.

The percentage of shares of common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of the warrants or meeting the conditions under earnout shares issued in the Merger. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the common stock.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding the common stock or if our operating results do not meet their expectations, the common stock price and trading volume could decline.

The trading market for the common stock will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for the common stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations, the trading price of the common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for the common stock could decrease, which might cause the common stock price and trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

The sale of shares of common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 10, 2021, we had a total of 113,670,060 shares of common stock outstanding. All shares held by former Acamar Partners public stockholders and all of the shares issued in the Merger to Former CarLotz stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

In connection with the Merger, certain Former CarLotz stockholders, agreed with us, subject to certain exceptions, not to dispose of or hedge any of their shares of common stock or securities convertible into or exchangeable for shares of common stock during the period from the Closing Date continuing through the earliest of: (i) the date that is 180 days from the Closing Date; (ii) the last consecutive trading day when the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date (the “Acceleration Date”); or (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Reorganization”, and such date the “Reorganization Date”). Similarly, Acamar Partners Sponsor I LLC (the ‘Sponsor”) has agreed, subject to certain exceptions, not to dispose of or hedge any of its shares of Acamar Partners Class B common stock (or any shares of our common stock issued upon conversion of such shares).

a)	with respect to 50% of the shares, from the Closing Date until the earliest of (A) one year after the Closing Date, (B) the Acceleration Date and (C) the Reorganization Date, provided such Reorganization results in our common stockholders receiving at least $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like);

b)	with respect to 25% of the shares, the date on which the closing price of the common stock has exceeded $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) over any 20 trading days within any 30-trading day period commencing 150 days after the Closing Date; and

c)	with respect to 25% of the shares, the date on which the closing trading price of the common stock has exceeded $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) over any 20 trading days within any 30-trading day period commencing 150 days after the Closing Date;

d)	provided that, if any condition set forth in clause (b) or (c) above is not met before the first business day following 60 months from the Closing Date, the applicable portion of the shares will be forfeited.

Pursuant to a Registration Rights and Lock-up Agreement, certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of the common stock to decline.

As restrictions on resale end or if these stockholders exercise their registration rights, the trading price of shares of the common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.

In addition, the shares of common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 8% of the fully diluted shares of common stock immediately following consummation of the Merger (excluding the Earnout Shares and Earnout Acquiror RSUs) have been reserved for future issuance under our equity incentive plans. The number of shares available for issuance under the plans will be automatically increased on the first day of each fiscal year beginning with the 2022 fiscal year, in an amount equal to the lesser of (i) 2% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by our board of directors. The compensation committee of our board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is expected to cover 8% of the fully diluted shares of common stock immediately following consummation of the Merger (excluding the Earnout Shares and Earnout Acquiror RSUs).

In the future, we may also issue securities in connection with investments or acquisitions. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to stockholders.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we rely on these exemptions. If some investors find those securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Anti-takeover provisions in our certificate of incorporation charter and bylaws and Delaware law could make an acquisition of us more difficult, limit attempts by stockholders to replace or remove our management and limit the market price of the common stock.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions include, among others, the following:

•	authorization of “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the common stock;

•	limited liability for, and providing indemnification to, our directors and officers;

•	our board of directors is classified into three classes of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	our directors may be removed only for cause by the affirmative vote of 66⅔% of the then-outstanding voting power of our voting stock;

•	our board of directors is expressly authorized to adopt, alter, amend or repeal our bylaws without a stockholder vote in any manner not inconsistent with the laws of the State of Delaware, and any adoption, alteration, amendment or repeal of our bylaws by stockholders will require the affirmative vote of the holders of at least 66⅔% of the voting power of the then-outstanding shares of common stock entitled to vote;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	vacancies on our board of directors may be filled only by the majority of directors then in office, even though less than a quorum, and not by stockholders;

•	a prohibition on the ability of stockholders to call special meetings;

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting;

•	any action to be taken by stockholders is required to be effected at a duly called annual or special meeting and not by written consent;

•	special meetings of stockholders can be called only by a majority of our board of directors, the chair of our board of directors or our Chief Executive Officer; and

•	certain litigation against us can only be brought in the Court of Chancery in the State of Delaware (or, if such court does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) or, with respect to complaints asserting a cause of action arising under the Securities Act, the federal district courts.

We are also subject to the anti-takeover provisions contained in Section 203 of the DGCL, pursuant to which a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or longer or, among other exceptions, the board of directors has approved the transaction.

These provisions may frustrate or prevent any attempts by stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Provisions of our certificate of incorporation may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our certificate of incorporation requires that, unless we consent to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative actions brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery in the State of Delaware (or, if such court does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except for any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction or (D) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. In addition, the provisions described above will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that stockholder finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

Our certificate of incorporation provides that certain transactions are not “corporate opportunities” and that the parties to the Stockholders Agreement, or any of their principals, members, directors, partners, stockholders, officers, employees, or other representatives or affiliates (other than the Company and any entity that is controlled by the Company) are not subject to the doctrine of corporate opportunity.

Two of our directors, Mr. Steven G. Carrel and Mr. David R. Mitchell, are affiliates of TRP Capital Partners, LP (“TRP”) and one of our directors, Mr. Luis Ignacio Solorzano Aizpuru, is an affiliate of the Sponsor. Our certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” will not apply to each of the stockholders party to the Stockholders Agreement, or any of their principals, members, directors, partners, stockholders, officers, employees, or other representatives or affiliates (other than the Company and any entity that is controlled by the Company) (“Identified Persons”). The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation.

Therefore, except as provided above, these Identified Persons (including Messrs. Carrel, Mitchell and Solorzano) have no duty to communicate or present corporate opportunities to us, have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, and are not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with one or more of these Identified Persons, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively affect our business or prospects.

We may redeem unexpired warrants held by former Acamar Partners stockholders prior to their exercise at a time that is disadvantageous for those stockholders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of  $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by the Sponsor or its permitted transferees.

In addition, we may redeem your warrants (including Private Placement Warrants) for a number of shares of common stock determined based on the redemption date and the fair market value of the common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the common stock had your warrants remained outstanding. See “Description of Securities — Description of Warrants — Redemption of Warrants for Cash” and “— Redemption of Warrants for shares of common stock.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

Our corporate headquarters is located in Richmond, Virginia. This location consists of approximately 5,463 square feet of office space under a lease that expires May 1, 2023. We also use this facility for finance and accounting, legal, talent management, technology, marketing, inventory, sales and other administrative functions. We have signed a lease and expect to move our corporate headquarters to a new location in Richmond later in 2021, at which time we will terminate our current lease. The location consists of approximately 20,713 square feet of office space under a lease that expires in 2027, with one five year renewal term at our option.

We operate ten hubs throughout the Mid-Atlantic, Southeast, Southcentral, Midwest and West Coast regions, all under leases. We also signed new leases for hubs in Nashville, TN and Charlottesville, VA in the first quarter of 2021.

Location	Integrated Processing Center	Size (Sq. Ft.)	Lease Expiration Date
Midlothian, Virginia		3,200	November 2024
Richmond, Virginia		800	August 2024
Chesapeake, Virginia		1,800	October 2024
Greensboro, North Carolina	*	2,200	January 2026
Monroe (Charlotte), North Carolina	*	11,000	May 2024
Tampa, Florida	*	10,900	October 2027
Downers Grove (Chicago), Illinois	*	29,000	March 2023
San Antonio, Texas	*	22,000	April 2023
Lynnwood (Seattle), Washington	*	33,700	November 2025
Merritt Island (Orlando), Florida	*	12,300	March 2031
Madison (Nashville), TN	*	17,800	July 2031
Charlottesville, VA	*	13,816	March 2026

ITEM 3. Legal Proceedings

Legal Proceedings

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects.

ITEM 4. Mine Safety Disclosures

Not Applicable.

Information About Out Executive and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of March 10, 2021.

Name	Age	Position
Michael W. Bor	47	Chief Executive Officer and Chairman (Class II Director)
John W. Foley II	44	Chief Operating Officer
Daniel A. Valerian	47	Chief Technology Officer
Elizabeth Sanders	30	Chief Administrative Officer
Rebecca C. Polak	50	Chief Commercial Officer and General Counsel
Thomas W. Stoltz	60	Chief Financial Officer
Michael Chapman	47	Chief Marketing Officer
David R. Mitchell	54	Class I Director
Luis Ignacio Solorzano Aizpuru	48	Class I Director
Kimberly H. Sheehy	56	Class I Director
Steven G. Carrel	46	Class II Director
James E. Skinner	67	Class II Director
Linda B. Abraham	58	Class III Director
Sarah M. Kauss	45	Class III Director

Michael W. Bor founded CarLotz in 2011 and has been our Chief Executive Officer since its inception and has served as the chairman of our board of directors since the Closing Date, having previously served on the Former CarLotz board of directors from its inception. Mr. Bor oversees the general strategy and vision of the Company, as well as managing growth, vehicle sourcing relationships and new hub openings. Before founding CarLotz, Mr. Bor worked at Harris Williams & Co. from 2003 to 2010, and served as a Director in the Transportation & Logistics M&A Investment Banking group and assisted with the firm’s international expansion into Europe, Asia and the Middle East. Prior to Harris Williams & Co., Mr. Bor worked in the Investment Banking Department at Lehman Brothers and at PricewaterhouseCoopers. Mr. Bor received his MBA from Harvard Business School and a BS in Finance from Lehigh University. Mr. Bor’s intimate knowledge of the Company and extensive knowledge of the automotive industry make him highly qualified to serve on our board of directors.

John W. Foley II joined CarLotz in 2014 and has been our Chief Operating Officer since December 2014. Mr. Foley oversees sales and processing center operations, inventory acquisition and shared services support team operations. He has led five hub openings across four states. Mr. Foley has more than 20 years of automotive retail experience. Previously, Mr. Foley worked at MileOne from July 2010 to November 2014 as General Manager of Hall Nissan Chesapeake. Mr. Foley attended Hampden-Sydney College.

Daniel A. Valerian has been with CarLotz since the Company was founded in 2011, currently serving as Chief Technology Officer since January 2015. Mr. Valerian oversees technology strategy, development and operations and keeps CarLotz at the forefront of new technology by utilizing cloud, API and RPA software. He developed all of the CarLotz proprietary technological infrastructure and supply partner integrations. Mr. Valerian has an extensive background in technology, previously serving as a Senior Manager at Accenture in the Global Business Solutions practice from 1997 to 2009. Mr. Valerian received his BS in Mechanical Engineering from Lehigh University.

Elizabeth Sanders has been our Chief Administrative Officer since early 2016 and oversees talent management, recruiting, training, facilities, insurance and legal operations. Ms. Sanders is heavily focused on talent acquisition, performance management, safety, training best practices and leads the Company’s diversity and inclusion initiatives. Prior to joining CarLotz, Ms. Sanders was lead recruiter at Robert Half Technology beginning in 2014 and prior to that was assistant branch rental manager at Enterprise Rent-A-Car beginning in 2012. Ms. Sanders received her BA in Business Administration from James Madison University.

Rebecca (“Becca”) C. Polak has been our Chief Commercial Officer and General Counsel since November 2020. Prior to joining CarLotz, Ms. Polak was the Chief Legal Officer for KAR Auction Services, Inc. (NYSE:KAR) and President of Trade Rev from October 2017 to October 2019 and Secretary of KAR from April 2007 until October 2019. Ms. Polak previously served as Executive Vice President and General Counsel for KAR from April 2007 to October 2017, the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999. Ms. Polak received her JD from the Southern Methodist University Dedman School of Law and her BA in English from Indiana University Bloomington.

Thomas (“Tom”) W. Stoltz has been our Chief Financial Officer since November 2020. Prior to joining CarLotz, Mr. Stoltz was the Chief Financial Officer of Portillo’s Hotdogs from May 2015 until November 2020. Mr. Stoltz was the Chief Operating Officer and Chief Financial Officer of Body Central Corp. from September 2011 to July 2014, the Chief Financial Officer of Fanatics, Inc. from April 2008 to September 2011, the Chief Financial Officer of Cato Corporation from November 2006 to April 2008 and the Chief Financial Officer of Citi Trends, Inc. from September 2000 to November 2006. Mr. Stoltz has been a licensed CPA since 1985. Mr. Stoltz received his BS in Accounting and Finance from the University of North Carolina at Chapel Hill.

Michael Chapman has been our Chief Marketing Officer since December 2020. Prior to joining CarLotz, Mr. Chapman served in several roles at The Martin Agency over a 13 year period. From January 2019 until November 2020, Mr. Chapman served as the Chief Growth Officer and from June 2017 until January 2020, Mr. Chapman served as the Chief Strategy Officer for The Martin Agency. Mr. Chapman’s other positions at the Martin Agency included serving as the Senior Vice President and Managing Director for Strategic Planning from 2014 until 2017 and as the Senior Vice President and Group Planning Director from 2007 until 2014. Prior to that, Mr. Chapman served as a Senior Planner at McCann London. Mr. Chapman received his BS in Religious Studies from the University of Virginia, his Master’s in Communications from Virginia Commonwealth University and his MBA from the University of Virginia in 2013.

David R. Mitchell became a member of our board of directors on the Closing Date and previously served on the Former CarLotz board of directors. Mr. Mitchell has been with TRP since 2002, currently serving as a Managing Director. Prior to joining TRP, Mr. Mitchell spent 12 years in management consulting including experience as a Senior Manager with Deloitte Consulting in the automotive and manufacturing practice, and a Senior Consultant with Accenture. Mr. Mitchell previously served on the board of directors of Spy Optic, Inc. until October 2017. Mr. Mitchell holds a BS degree in Chemical Engineering from the University of Notre Dame and an MBA from the Stanford University Graduate School of Business. Mr. Mitchell’s years of management consulting experience and industry experience with TRP qualify him to serve on our board of directors.

James E. Skinner served on the Acamar Partners’ board of directors since February 2020 and continued as a member of our board of directors following the Closing Date. Mr. Skinner held various senior management positions with Neiman Marcus Group, Inc. and its related and predecessor companies from June 2001 until his retirement in February 2016, including serving as Vice Chairman between July 2015 and February 2016, Executive Vice President, Chief Operating Officer and Chief Financial Officer between October 2010 and July 2015, and serving as Executive Vice President and Chief Financial Officer from 2007 to 2010. Mr. Skinner served as Senior Vice President and Chief Financial Officer of CapRock Communications Corp. in 2000 and from 1991 until 2000, Mr. Skinner served in several positions with CompUSA Inc., including Executive Vice President and Chief Financial Officer beginning in 1994. Mr. Skinner also served as a partner with Ernst & Young from 1987 until 1991. Mr. Skinner serves on the board of directors of Ares Commercial Real Estate Corporation (NYSE: ACRE), a specialty finance company that originates and invests in commercial real estate loans and related investments. He formerly served as director of Fossil Group, Inc., a global design, marketing and distribution company of consumer fashion accessories, and Hudson Ltd., one of the largest travel retailers in North America. Mr. Skinner holds a B.B.A. from Texas Tech University and is a certified public accountant in Texas. Mr. Skinner provides the board of directors with extensive leadership experience obtained from his service as a chief financial officer of large organizations and his extensive knowledge in accounting, finance, capital markets, strategic planning and risk management. Mr. Skinner is well qualified to serve as a member of our board of directors based on his extensive background and investment experience in the consumer and retail sectors.

Steven G. Carrel became a member of our board of directors on the Closing Date and previously served on the Former CarLotz board of directors. Mr. Carrel has been with TRP from 1998 to 2002 and from 2004 to present, currently serving as a Managing Director at TRP. Before joining TRP, Mr. Carrel worked as an analyst in the Investment Banking Division of Merrill Lynch. Mr. Carrel earned his B.S. in Finance from the Pennsylvania State University and his MBA from Harvard Business School. Mr. Carrel’s years of investing and industry experience qualify him to serve on our board of directors.

Luis Ignacio Solorzano Aizpuru became a member of our board of directors on the Closing Date and previously served as Acamar Partners’ Chief Executive Officer and a member of the Acamar Partners board of directors since its inception in November 2018. Mr. Solorzano began his career with BankBoston Capital, where he spent four years making private equity investments and corporate loans across Latin America. In 2001, Mr. Solorzano joined Advent International becoming a Partner and Managing Director in 2008. He became head of the Mexico office in 2012 and served as Chairman of the Latin America’s Investment Committee from 2013 to 2017. He is a cofounder of Brabex Capital, an investment management firm. Mr. Solorzano obtained an Economics degree (cum laude) from the Instituto Tecnológico Autónomo de México (ITAM) and an MBA from Harvard Business School. Mr. Solorzano has served on the boards of various public and private companies, including Dufry, Grupo Aeroportuario del Centro Norte S.A.B. (OMA), Latin American Airport Holdings, Aerodom, InverCap Holdings, Grupo Financiero Mifel and Viakem. We believe that Mr. Solorzano is qualified to serve as a member of our board of directors because of his extensive investment experience across various sectors in the Americas and Europe, and his experience supporting portfolio companies in the design and implementation of strategic, operating and financial value creation initiatives

Linda B. Abraham became a member of our board of directors on the Closing Date. Ms. Abraham has served as Managing Director of Crimson Capital, which invests in and advises early stage technology companies spanning data/analytics, cybersecurity, machine learning, e-commerce, educational technology and virtual reality, since 2014. From 1999 to 2013, Ms. Abraham co-founded and served as Executive Vice President of comScore, which went public in 2007. Prior to co-founding comScore, Ms. Abraham co-founded Paragren Technologies, today owned by Oracle, and also served in various roles at Procter & Gamble and Information Resources, Inc., where she developed and commercialized a series of data-driven analytical products. Ms. Abraham, also serves on the board of directors of Site Centers Corp., as the Vice Chair of Upskill, a virtual reality company for large scale manufacturing enterprises and serves on the boards of the Data Science Institute at the University of Virginia, the International Women’s Forum of Northern California and Tiger 21. Ms. Abraham is an active member of the World Economic Forum and is a member of the Selection Committee for the Technology Pioneer program. Ms. Abraham received her BS in Quantitative Business Analysis from Penn State University. Ms. Abraham is qualified to serve as a member of our board of directors based on her extensive experience as a technology entrepreneur and as an expert in consumer analytics.

Sarah M. Kauss became a member of our board of directors on the Closing Date. Ms. Kauss is the founder of S’well, which manufactures reusable, insulated products for the retail and wholesale market and served as its Chief Executive Officer from 2010 to February 2020. She currently serves as Chairwoman. Prior to founding S’well, Ms. Kauss was a CPA at Ernst & Young. Ms. Kauss received her MBA from Harvard Business School and her BS in business and accounting from the University of Colorado at Boulder. Ms. Kauss is qualified to serve as a member of our board of directors based on her extensive experience in retail and founding and leading a successful retail company.

Kimberly H. Sheehy became a member of our board of directors on the Closing Date. Ms. Sheehy has served as Chief Financial Officer of ResMan, a privately-owned software company providing software solutions to multi-family residential property managers, since May 2019. Ms. Sheehy served as Chief Financial Officer of Lori’s Gifts Inc., a privately-owned retail company serving hospitals throughout the United States, from March 2018 through April 2019. Ms. Sheehy previously served as Chief Financial Officer of StackPath LLC, provider of web services platform for security, speed and scale, from December 2015 through October 2017. Prior to joining StackPath, Ms. Sheehy served as Chief Financial & Administrative Officer of CyrusOne Inc., a real estate investment trust that invests in data centers, from November 2012 through September 2015. Prior to that, she held various roles between 1996 and 2012 at Cincinnati Bell Inc., including Treasurer and Vice President of Investor Relations from March 2011 through November 2012, Vice President of Finance and Treasurer from 2007 to 2011, and prior to 2007, she held positions including Vice President of Financial Planning and Analysis and Managing Director of Corporate Tax. Prior to joining Cincinnati Bell Inc., Ms. Sheehy held accounting and tax positions at Ernst & Young. Ms. Sheehy serves as a member of Switch, Inc’s. board of directors. Ms. Sheehy received her Bachelor’s Degree in Accounting from the University of Cincinnati and holds her Certified Public Accounting license in the state of Ohio. Ms. Sheehy is qualified to serve as a member of our board of directors based on her extensive executive finance and accounting expertise with publicly held companies.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

Market Information and Holders

Acamar Partners Class A common stock, public warrants and units (consisting of one share of Acamar Partners Class A common stock and one-third of one warrant) were historically quoted on the Nasdaq Capital Market under the symbols “ACAM”, “ACAMW” and “ACAMU,” respectively. On January 21, 2021 (the “Closing Date”), the units automatically separated into the component securities and, as a result, no longer trade as a separate security. On January 22, 2021, the common stock and public warrants began trading on the Nasdaq Global Market under the new trading symbols “LOTZ” and “LOTZW,” respectively.

As of March 10, 2021, there were 43 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends on the common stock to date and does not intend to pay cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. Our ability to declare dividends will also be limited by restrictive covenants pursuant to any debt financing.

Securities authorized for issuance under equity compensation plans

None as of December 31, 2020.

Performance graph

The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following graph compares the total stockholder return from May 10, 2019, the date on which our common shares commenced trading on the Nasdaq Global Market, through December 31, 2020 of (i) our common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Standard and Poor’s 500 Retailing Index (“S&P 500 Retailing Index”), assuming an initial investment of $100 on May 10, 2019 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Recent sales of unregistered securities

None other than as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our” or the “Company” refer to the Company prior to the consummation of the Merger. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto included in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements; Market, Ranking and Other Industry Data,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a former blank check company formed under the laws of the State of Delaware on November 7, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We completed our initial public offering on February 26, 2019 and business combination on January 21, 2021.

Recent Developments

On January 21, 2021 (the “Closing Date”), we consummated the previously announced transactions contemplated by the Merger Agreement, dated October 21, 2020 and as amended by Amendment No. 1 dated December 16, 2020, by and among the Company, a wholly owned subsidiary of the Company (“Merger Sub”) and CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”). The Merger Agreement provided for the acquisition of Former CarLotz by the Company pursuant to the merger of Merger Sub with and into Former CarLotz (the “Merger”), with Former CarLotz continuing as the surviving entity and a wholly owned subsidiary of the Company.

In connection with the Closing, the Company changed its name from Acamar Partners Acquisition Corp. to CarLotz, Inc.

Results of Operations

Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target company for a business combination and consummating the Merger. We generated non-operating income in the form of interest income on marketable securities held in the Company’s trust account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and merger and acquisition expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had net loss of $3,542,687, which consisted of interest income on marketable securities held in the trust account of $1,818,650, offset by operating costs of $5,020,847 and a provision for income taxes of $340,490.

For the year ended December 31, 2019, we had net income of $3,478,202, which consisted of interest income on marketable securities held in the trust account of $5,531,557, offset by operating costs of $932,834 and a provision for income taxes of $1,120,521.

Liquidity and Capital Resources

For the year ended December 31, 2020, cash used in operating activities was $2,299,225, resulting primarily from net loss of $3,542,687 and interest earned on marketable securities held in the trust account of $1,818,650. Changes in operating assets and liabilities provided $3,062,112 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $2,055,329, resulting primarily from net income of $3,478,202 and interest earned on marketable securities held in the trust account of $5,531,557. Changes in operating assets and liabilities used $1,974 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $310,899,678. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, the Company withdrew $2,023,749 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which $759,347 was withdrawn during the year ended December 31, 2020. During the year ended December 31, 2019, the Company withdrew $1,264,402 from the Trust Account.

In connection with the closing of the Merger, 2,493 shares of Acamar Partners Class A common stock were redeemed.

In connection with the Merger, pursuant to subscription agreements dated October 21, 2020 (the “Subscription Agreements”) by and between Acamar Partners and certain strategic and accredited investors (the “Subscribers”), with respect to a private placement of shares of Acamar Partners Class A common stock, the Company issued and sold to the Subscribers 12.5 million shares of Acamar Partners Class A common stock (the “PIPE Shares”) at a price per share of $10.00 (the “PIPE Investment”). The PIPE Investment was conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions. The proceeds from the PIPE Investment and the cash from the trust account (after redemptions, the payment of certain expenses incurred in connection with the Merger and related transactions, and the payment of the cash consideration and liquidation preference amounts) will be used for general corporate purposes, which may include repayment of indebtedness.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2020. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We did not enter into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $37,000 for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees were paid from the monthly fee to members of the Company’s management team). We began incurring these fees on February 21, 2019. The administrative services agreement was terminated upon the closing of the Merger.

The underwriters were entitled to a deferred fee of $0.35 per Acamar Partners unit, or $10,695,063 in the aggregate. The deferred fee was paid upon the closing of the Merger from the amounts held in the trust account.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

The Company accounted for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption were classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that featured redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) were classified as temporary equity. At all other times, common stock was classified as stockholders’ equity. Acamar Partners’ Class A common stock featured certain redemption rights that were considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Common Share

We applied the two-class method in calculating earnings per common share. Net income per common share, basic and diluted for Class A redeemable common stock was calculated by dividing the interest income earned on the trust account by the weighted average number of shares Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock was calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invested solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report on Form 10-K and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on February 26, 2021.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of ethics, entitled “CarLotz, Inc. Code of Conduct,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of ethics free of charge through our investor relations website, which is located at investors.carlotz.com/investor-relations. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 11. Executive Compensation

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth under the caption “Principal Securityholders” in the Proxy Statement is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

Information set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated by reference herein.

ITEM 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm until the completion of our 2020 audit. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2020 and 2019, fees for our independent registered public accounting firm were approximately $89,165 and $74,355, respectively, for the services Withum performed in connection with our initial public offering, registration statements, quarterly filings and the audit of our December 31, 2020 and 2019 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2020 and 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the years ended December 31, 2020 and 2019, we paid our independent registered public accounting firm $3,000 and $3,500, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2020 and 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)     Financial Statements

The information required by this item is contained under the section “Index to Consolidated Financial Statements and Schedule” beginning on page F-1 of this Annual Report Form 10-K.

(b)     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.

		Incorporated by reference
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	Filed or furnished herewith
2.1.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2020, by and among Acamar Partners Acquisition Corp., Acamar Partners Sub, Inc. and CarLotz, Inc.	8-K	001-38818	2.1	12/16/2020
3.1	Second Amended and Restated Certificate of Incorporation of the Company	S-1	333-252993	3.1	02/11/2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-38818	3.2	01/27/2021
4.1	Warrant Agreement, dated February 21, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-38818	4.1	2/26/2019
4.2	Specimen Common Stock Certificate of the Company	S-4/A	333-249723	4.5	12/16/2020
4.3	Specimen Warrant Certificate of the Company	S-4/A	333-249723	4.6	12/16/2020
4.4	Description of the Securities of CarLotz, Inc.					X
10.1	Registration Rights and Lock-Up Agreement among the Company and the holders party thereto	8-K	001-38818	10.1	01/27/2021
10.2	Form of Subscription Agreement	8-K	001-38818	10.3	10/22/2020
10.3	Stockholders Agreement, dated as of January 21, 2020, by and among TRP Capital Partners, LP, Acamar Partners Sponsor I LLC, Michael W. Bor and the Company	8-K	001-38818	10.3	01/27/2021

10.4†	Amended and Restated Executive Employment Agreement, dated September 18, 2017, between CarLotz, Inc. and Michael W. Bor	S-4/A	333-249723	10.29	12/16/2020
10.5†	Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Michael W. Bor	S-4/A	333-249723	10.15	12/16/2020
10.6†	Letter Agreement, dated October 16, 2017, between CarLotz, Inc. and John W. Foley II	S-4/A	333-249723	10.30	12/16/2020
10.7†	Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and John W. Foley II	S-4/A	333-249723	10.16	12/16/2020
10.8†	Letter Agreement, dated January 1, 2015, between CarLotz, Inc. and Daniel A. Valerian	S-4/A	333-249723	10.31	12/16/2020
10.9†	Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Daniel A. Valerian	S-4/A	333-249723	10.17	12/16/2020
10.10†	Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Rebecca C. Polak	S-4/A	333-249723	10.22	12/16/2020
10.11†	Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Thomas W. Stoltz	S-4/A	333-249723	10.23	12/16/2020
10.12†	2020 Incentive Award Plan of the Company	8-K	001-38818	10.12	01/27/2021
10.13†	Form of 2020 Incentive Award Plan RSU Award Agreement	S-4/A	333-249723	10.18	12/16/2020
10.14†	Form of 2020 Incentive Award Plan Option Award Agreement	S-4/A	333-249723	10.19	12/16/2020
10.15†	Form of Indemnification Agreement by and between the Company and its directors and officers	8-K	001-38818	10.15	01/27/2021
10.16*	Demand Promissory Note and Security Agreement, dated January 22, 2016, between CarLotz, Inc. and Automotive Finance Corporation	S-4/A	333-249723	10.21	12/16/2020
10.16.1	Amendment to Demand Promissory Note and Security Agreement, dated January 25, 2019, between CarLotz, Inc. and Automotive Finance Corporation	S-4/A	333-249723	10.21.1	12/16/2020
10.17†	Non-Employee Director Compensation Policy	8-K	001-38818	10.17	01/27/2021
10.18†	CarLotz, Inc. 2011 Stock Incentive Plan	S-4/A	333-249723	10.25	12/16/2020

10.18.1†	First Amendment to CarLotz, Inc. 2011 Stock Incentive Plan	S-4/A	333-249723	10.25.1	12/16/2020
10.19†	CarLotz, Inc. 2017 Stock Incentive Plan	S-4/A	333-249723	10.26	12/16/2020
10.20†	Form of 2011 CarLotz Stock Incentive Plan Agreement	S-4/A	333-249723	10.27	12/16/2020
10.21†	Form of 2017 CarLotz Stock Option Agreement	S-4/A	333-249723	10.28	12/16/2020
10.22*	Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc.					X
10.23	Addendum to Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc.					X
10.24†	Carlotz, Inc. Short-term Incentive Program					X
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

† Indicates a management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLOTZ, INC.

By:	/s/ Michael W. Bor
Michael W. Bor Chief Executive Officer and Chairman

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael W. Bor Michael W. Bor	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2021

/s/ Thomas W. Stoltz Thomas W. Stoltz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021

/s/ David R. Mitchell David R. Mitchell	Director	March 15, 2021

/s/ Luis Ignacio Solorzano Aizpuru Luis Ignacio Solorzano Aizpuru	Director	March 15, 2021

/s/ Kimberly H. Sheehy Kimberly H. Sheehy	Director	March 15, 2021

/s/ Steven G. Carrel Steven G. Carrel	Director	March 15, 2021

/s/ James E. Skinner James E. Skinner	Director	March 15, 2021

/s/ Linda B. Abraham Linda B. Abraham	Director	March 15, 2021

/s/ Sarah M. Kauss	Director	March 15, 2021
Sarah M. Kauss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CarLotz, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarLotz, Inc. (formerly known as Acamar Partners Acquisition Corp.) (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 15, 2021

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$60,955	$1,600,833
Prepaid income taxes	156,089	120,579
Prepaid expenses	8,458	96,208
Total Current Assets	225,502	1,817,620

Cash and marketable securities held in Trust Account	310,899,678	309,840,375
TOTAL ASSETS	$311,125,180	$311,657,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$3,224,685	$214,813
Deferred underwriting fee payable	10,695,063	10,695,063
TOTAL LIABILITIES	13,919,748	10,909,876

Commitments and Contingencies

Class A common stock subject to possible redemption, 29,220,543 and 29,574,811 shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	292,205,430	295,748,110

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,336,779 and 982,511 shares issued and outstanding (excluding 29,220,543 and 29,574,811 subject to possible redemption) as of December 31, 2020 and 2019, respectively	134	98
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 7,639,330 shares issued and outstanding at December 31, 2020 and 2019	764	764
Additional paid-in capital	5,066,339	1,523,695
(Accumulated deficit) Retained earnings	(67,235)	3,475,452
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$311,125,180	$311,657,995

The accompanying notes are an integral part of the consolidated financial statements.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating costs	$5,020,847	$932,834
Loss from operations	(5,020,847)	(932,834)

Other income:
Interest earned on marketable securities held in Trust Account	1,818,650	5,531,557

(Loss) income before income taxes	(3,202,197)	4,598,723
Provision for income taxes	(340,490)	(1,120,521)
Net (loss) income	$(3,542,687)	$3,478,202

Weighted average shares outstanding of Class A redeemable common stock	30,557,322	30,479,514
Basic and diluted net income per share, Class A	$0.04	$0.14

Weighted average shares outstanding of Class B non-redeemable common stock	7,639,330	7,601,435
Basic and diluted net loss per share, Class B	$(0.63)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(2,750)	$22,250

Sale of 30,557,322 Units, net of underwriting discount and offering costs	30,557,322	3,056	—	—	288,133,146	—	288,136,202

Sale of 6,074,310 Private Placement Warrants	—	—	—	—	9,111,465	—	9,111,465

Forfeiture of Class B common stock by Sponsor	—	—	(985,670)	(99)	99	—	—

Class A common stock subject to possible redemption	(29,574,811)	(2,958)	—	—	(295,745,152)	—	(295,748,110)

Net income	—	—	—	—	—	3,478,202	3,478,202
Balance – December 31, 2019	982,511	98	7,639,330	764	1,523,695	3,475,452	5,000,009

Change in value of Class A common stock subject to possible redemption	354,268	36	—	—	3,542,644	—	3,542,680

Net loss	—	—	—	—	—	(3,542,687)	(3,542,687)
Balance – December 31, 2020	1,336,779	$134	7,639,330	$764	$5,066,339	$(67,235)	$5,000,002

The accompanying notes are an integral part of the consolidated financial statements.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,542,687)	$3,478,202
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,818,650)	(5,531,557)
Changes in operating assets and liabilities:
Prepaid income taxes	(35,510)	(120,579)
Prepaid expenses	87,750	(96,208)
Accrued expenses	3,009,872	214,813
Net cash used in operating activities	(2,299,225)	(2,055,329)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(305,573,220)
Cash withdrawn from Trust Account for franchise and income taxes	759,347	1,264,402
Net cash provided by (used in) investing activities	759,347	(304,308,818)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	299,461,755
Proceeds from sale of Private Placement Warrants	—	9,111,465
Repayment of advances from related party	—	(77,389)
Proceeds from promissory note – related party	—	79,500
Repayment of promissory note – related party	—	(400,000)
Payment of offering costs	—	(222,351)
Net cash provided by financing activities	—	307,952,980

Net Change in Cash	(1,539,878)	1,588,833
Cash – Beginning of period	1,600,833	12,000
Cash – End of period	$60,955	$1,600,833

Supplemental cash flow information:
Cash paid for income taxes	$376,000	$1,241,100

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$292,267,800
Change in value of Class A common stock subject to possible redemption	$(3,542,680)	$3,480,310
Deferred underwriting fee payable	$—	$10,695,063
Payment of offering costs through promissory note and advances	$—	$114,135

The accompanying notes are an integral part of the consolidated financial statements.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CarLotz, Inc., formerly known as Acamar Partners Acquisition Corp. (“Acamar Partners”) was incorporated in Delaware on November 7, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On January 21, 2021 (the “Closing Date”), Acamar Partners consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 21, 2020, by and among Acamar Partners, Acamar Partners Sub, Inc., a wholly-owned subsidiary of Acamar Partners (“Merger Sub”), and CarLotz, Inc., a Delaware corporation (“CarLotz”), as amended by that certain Amendment No. 1, dated December 16, 2020. The Merger Agreement provided for the acquisition of CarLotz by Acamar Partners pursuant to the merger of Merger Sub with and into CarLotz (the “Merger”), with CarLotz continuing as the surviving entity and such that CarLotz is a wholly owned subsidiary of Acamar Partners.

The “Company” refers to the combined company following the Merger, together with its subsidiaries, and to Acamar Partners prior to the closing of the Merger. “Acamar Partners” refers to the Company prior to the closing of the Merger and “CarLotz” refers to CarLotz, Inc., prior to the Merger

In connection with the closing of the Merger (the “Closing”), Acamar Partners changed its name to CarLotz, Inc.

The Merger will be accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Acamar Partners will be treated as the “acquired” company for accounting purposes and the business combination will be treated as the equivalent of CarLotz issuing stock for the net assets of Acamar Partners, accompanied by a recapitalization. The net assets of Acamar Partners will be stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the Closing, 2,493 shares of Acamar Partners Class A common stock were redeemed.

The aggregate consideration paid in the Merger consisted of (i) $33.0 million in cash paid to CarLotz equityholders; (ii) $37.0 million in cash paid to the holder of CarLotz’ preferred stock as liquidation preference amount and (iii) $680.0 million paid to CarLotz equityholders in newly issued shares of the Company’s common stock at a price of $10.00 per share (the “Stock Merger Consideration”). In addition, certain options held by CarLotz’ employees, officers and directors were exchanged for 5,532,881 new options of the Company’s common stock, in a value neutral basis. The Company’s obligations’ under such new options are initially hedged by keeping 5,080,181 shares of the Stock Merger Consideration, equivalent to such new options’ intrinsic value, assuming a price per share of the Company’s common stock of $10.00 and calculated on a net share settled basis, as treasury stock. CarLotz’ stock and option holders may also receive up to 7.5 million additional shares of the Company’s common stock as contingent consideration if certain share price triggers are met.

The total number of shares of the Company’s common stock issued at Closing in connection with the Merger was 68,001,365, which was comprised of 62,921,184 shares issued to CarLotz’ stockholders and 5,080,181 shares reserved as treasury stock. Immediately following the Merger, there were 113,615,343 shares of the Company’s common stock outstanding, warrants to purchase 16,260,084 shares of the Company’s common stock and 5,532,881 options to purchase shares of the Company’s common stock.

In connection with the Merger, pursuant to subscription agreements dated October 21, 2020 (the “Subscription Agreements”) by and between Acamar Partners and certain strategic and accredited investors (the “Subscribers”), with respect to a private placement of common stock, the Company issued and sold to the Subscribers 12.5 million shares of common stock (the “PIPE Shares”) at a price per share of $10.00 (the “PIPE Investment”). The PIPE Investment was conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions. The proceeds from the PIPE Investment and the cash from the Acamar Partners trust account (after redemptions, the payment of certain expenses incurred in connection with the Merger and related transactions, and the payment of the cash consideration and liquidation preference amounts) will be used for general corporate purposes, which may include repayment of indebtedness.

Business Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of CarLotz.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $9,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 26, 2019, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the Closing Date.

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company had until February 26, 2021 to consummate one or more business combinations, meeting certain conditions, or else it would cease all operations except for the purpose of liquidating. The Company closed a qualified business combination on January 21, 2021. Management had initially determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raised substantial doubt about the Company's ability to continue as a going concern. Given that the Company underwent the business combination on January 21, 2021, the conditions raising substantial doubt concerning the Company's ability to continue as a going concern have been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Acamar Partners Sub, Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Class A common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, the 29,220,543 and 29,574,811, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 16,260,084 shares of Class A common stock in the aggregate.

The Company’s statements of operations includes a presentation of (loss) income per share for common shares subject to possible redemption in a manner similar to the two-class method of (loss) income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account less income and franchise taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,818,650	$5,531,557
Income and Franchise Tax	(540,742)	(1,321,103)
Net Earnings	$1,277,908	$4,210,454
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,557,322	30,479,514
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.04	$0.14

Non-Redeemable Class A and B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(3,542,687)	$3,478,202
Redeemable Net Earnings	(1,277,908)	(4,210,454)
Non-Redeemable Net Loss	$(4,820,595)	$(732,252)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	7,639,330	7,601,435
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.63)	$(0.10)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On November 15, 2018, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares converted into Class A common stock upon consummation of the Merger on a one-for-one basis.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor a total of  $37,000 per month for office space, administrative support and salaries to be paid to employees of such affiliate for due diligence and related services in connection with the Company’s search for a target company (although no salaries or fees will be paid from the monthly fee to members of the Company’s management team). For the years ended December 31, 2020 and 2019, the Company incurred $444,000 and $370,000 in fees for these services, respectively. At December 31, 2020 and 2019, $32,000 and $0, respectively, are included in accrued expenses in the accompanying consolidated balance sheets. Upon the Closing of the Mergers, the Company ceased paying these monthly fees.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

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

At the Closing, the Company entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”) with the Sponsor and certain CarLotz stockholders (the “New Holders” and, collectively with the Sponsor, the “Holders”) requiring the Company to, among other things, file a registration statement to register the resale of certain shares of the Company’s common stock held by the Holders within 45 days after the Closing and to use reasonable best efforts to cause such registration statement to be declared effective as soon as possible after such initial filing , but no later than the earlier of (i) the 90th day (or the 120th day if the SEC) notifies that it will “review” such registration statement) following the Closing Date and (ii) the 10th business day after the date the SEC notified that such registration statement will not be “reviewed” or will not be subject to further review. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, TRP, Michael W. Bor and the Sponsor (the “Demanding Holders”) each have two demand rights under which they may demand, at any time and from time to time, that the Company file a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) to register the securities of the Company held by such Demanding Holder, and each may specify that such demand registration take the form of an underwritten offering pursuant to such registration statement. Once the resale registration statement has been filed and declared effective, the Demanding Holders have unlimited rights to request the Company register an underwritten offering pursuant to such registration statement. Holders will also have “piggy-back” registration rights, subject to certain requirements and customary conditions. The Registration Rights and Lock-Up Agreement provides that the Company will pay certain expenses relating to such registrations and indemnify the Holders against (or make contributions in respect of) certain liabilities that may arise under the Securities Act. The Registration Rights and Lock-Up Agreement substitutes the registration rights agreement entered into on February 21, 2019.

Underwriting Agreement

In connection with the closing of the Initial Public Offering and the option to purchase additional Units, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $6,111,465 in the aggregate. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $10,695,063 in the aggregate. The deferred fee was paid upon the closing of the Merger from the amounts held in the Trust Account.

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,336,779 and 982,511 of Class A common stock issued and outstanding, excluding 29,220,543 and 29,574,811 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 7,639,330 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock were automatically converted into shares of Class A common stock at the time of a Merger on a one-for-one basis.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will expire on January 21, 2026 or earlier upon redemption or liquidation.

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

The Company agreed to as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of Warrants for Cash — The Company may redeem the Public Warrants:

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

Redemption of Warrants for Shares of Class A Common Stock — Commencing May 21, 2021, the Company may redeem the outstanding warrants (including both Public Warrants and Private Placement Warrants):

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

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 7. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020 and 2019.

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$1,166,098	$153,773
Total deferred tax asset	1,166,098	153,773
Valuation allowance	(1,166,098)	(153,773)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2020	2019
Federal
Current	$340,490	$1,120,521
Deferred	(1,012,325)	(153,773)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,012,325	153,773
Income tax provision	$340,490	$1,120,521

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $1,012,325 and $153,773, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(31.6)%	3.3%
Income tax provision (benefit)	(10.6)%	24.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.

CARLOTZ, INC.

(FORMERLY KNOWN AS ACAMAR PARTNERS ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $310,899,678 in cash and cash equivalents. Through December 31, 2020, the Company withdrew $2,023,749 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which $759,347 was withdrawn during the year ended December 31, 2020. During the year ended December 31, 2019, the Company withdrew $1,264,402 from the Trust Account.

At December 31, 2019, assets held in the Trust Account were comprised of $152,096 in cash and cash equivalents and $309,688,279, in U.S. Treasury Bills, which are held at amortized cost.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2019 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2019	U.S. Treasury Securities (Matured on 2/6/2020)	1	$309,688,279	$2,018	$309,690,297

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As described in Note 1, the Company completed the Merger on January 21, 2021. In addition, beginning March 10, 2021, the Company entered into a $30 million floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the preexisting floor plan facility with Automotive Finance Corporation.