Form 10-Q
period 2021-03-31
CarLotz, Inc.
filed 2021-05-10
CIK 1759008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38818

CarLotz, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2456129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Bainbridge Street, Suite 100, Richmond, Virginia 23224

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (804) 728-3833

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LOTZ	The Nasdaq Global Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	LOTZW	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The registrant had outstanding 113,670,060 shares of Class A common stock as of May 10, 2021.

CarLotz, Inc.

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CarLotz, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$74,362	$2,208
Restricted cash	227	605
Marketable securities – at fair value	173,644	1,032
Accounts receivable, net	9,324	4,132
Inventories	9,311	11,202
Other current assets	6,655	6,679
Total Current Assets	273,523	25,858
Marketable securities – at fair value	44,780	—
Property and equipment, net	2,349	1,868
Capitalized website and internal-use software costs, net	2,554	—
Lease vehicles, net	58	173
Other assets	3,337	299
Total Assets	$326,601	$28,198
Liabilities, Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit)
Current Liabilities:
Long-term debt, current	$55	$6,370
Floor plan notes payable	4,125	6,039
Accounts payable	9,423	6,283
Accrued transaction expenses	—	6,052
Accrued expenses	11,150	3,563
Accrued expenses – related party	—	5,082
Other current liabilities	815	256
Total Current Liabilities	25,568	33,645
Long-term debt, less current portion	1,250	2,999
Redeemable convertible preferred stock tranche obligation	—	2,832
Earnout shares liability	42,438	—
Merger warrants liability	26,667	—
Other liabilities	1,570	1,959
Total Liabilities	97,493	41,435
Commitments and Contingencies (Note 15)	—	—
Redeemable Convertible Preferred Stock:
Series A Preferred Stock $0.001 stated value; authorized 3,052,127 shares; after recapitalization there are no preferred shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 113,670,060 and 58,621,042 shares issued and outstanding at March 31, 2021 and December 31, 2020	11	6
Additional paid-in capital	278,272	20,779
Accumulated deficit	(49,059)	(34,037)
Accumulated other comprehensive income (loss)	(116)	15
Treasury stock, $0.001 par value; after recapitalization there are no treasury shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Total Stockholders’ Equity (Deficit)	229,108	(13,237)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$326,601	$28,198

CarLotz, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Retail vehicle sales	$50,383	$21,042
Wholesale vehicle sales	4,568	3,311
Finance and insurance, net	1,554	892
Lease income, net	107	145
Total Revenues	56,612	25,390
Cost of sales (exclusive of depreciation)	54,604	22,918
Gross Profit	2,008	2,472
Operating Expenses:
Selling, general and administrative	18,873	3,916
Stock-based compensation expense	41,963	34
Depreciation and amortization expense	383	100
Management fee expense – related party	2	62
Total Operating Expenses	61,221	4,112
Loss from Operations	(59,213)	(1,640)
Interest Expense	175	149
Other Income, net
Change in fair value of Merger warrants liability	12,358	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	284
Change in fair value of earnout provision	31,846	—
Other income	162	3
Total Other Income , net	44,366	287
Loss Before Income Tax Expense	(15,022)	(1,502)
Income tax expense	—	5
Net Loss	$(15,022)	$(1,507)
Net Loss per Share, basic and diluted	$(0.15)	$(0.03)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	100,817,385	58,621,041

CarLotz, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,022)	$(1,507)
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on marketable securities arising during the period	(131)	7
Tax effect	—	—
Unrealized gains (losses) on marketable securities arising during the period, net of tax	(131)	7
Reclassification adjustment for realized losses	—	(3)
Tax effect	—	—
Reclassification adjustment for realized losses, net of tax	—	(3)
Other Comprehensive Income (Loss), net of tax	(131)	4
Total Comprehensive Income (Loss)	$(15,153)	$(1,503)

CarLotz, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

							Accumulated
	Redeemable Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	$17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108

							Accumulated
	Redeemable Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance January 1, 2020	2,034,751	$17,560	37,881,435	$4	$5,061	$(27,485)	$—	$(22,420)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	$17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	22,619	(27,485)	—	(4,860)
Net loss	—	—	—	—	—	(1,507)	—	(1,507)
Redeemable convertible preferred stock issuance	—	—	—	—	—	—	4	4
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(457)	—	—	(457)
Stock-based compensation	—	—	—	—	34	—	—	34
Balance March 31, 2020	—	$—	58,621,042	$6	$22,196	$(28,992)	$4	$(6,786)

CarLotz, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities
Net loss	$(15,022)	(1,507)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation – property and equipment	105	51
Amortization and accretion - marketable securities	238	—
Depreciation – lease vehicles	15	49
Loss on marketable securities	—	13
Provision for doubtful accounts	—	6
Stock-based compensation expense	41,963	34
Change in fair value of Merger warrants liability	(12,358)	(13)
Change in fair value of earnout shares	(31,846)	—
Change in fair value of debt issuance costs and stock warrant	—	5
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(284)
Change in Operating Assets and Liabilities:
Accounts receivable	(5,192)	1,177
Inventories	1,991	1,790
Other current assets	(5,868)	8
Other assets	(3,038)	9
Accounts payable	3,140	(325)
Accrued expenses	6,187	(54)
Accrued expenses – related party	(229)	(50)
Other current liabilities	559	67
Other liabilities	(245)	150
Net Cash (Used in)/Provided by Operating Activities	(19,600)	1,126
Cash Flows from Investing Activities
Purchase of property and equipment	(586)	(10)
Capitalized website and internal-use software costs	(1,154)	—
Purchase of marketable securities	(217,689)	(421)
Proceeds from sales of marketable securities	59	18
Purchase of lease vehicles	—	(246)
Net Cash Used in Investing Activities	(219,486)	(659)
Cash Flows from Financing Activities
Payments made on long-term debt	—	(2)
PIPE Issuance	125,000	—
Merger financing	309,999	—
Payment made on accrued dividends	(4,853)	—
Payments to existing shareholders of Former CarLotz	(62,693)	—
Transaction costs and advisory fees	(47,579)	—
Payments made on cash considerations associated with stock options	(2,465)	—
Repayment of Paycheck Protection Program loan	(1,749)	—
Payments made on note payable	(3,000)	—
Payments on floor plan notes payable	(11,150)	(8,847)
Borrowings on floor plan notes payable	9,236	7,139
Net Cash Provided by/(Used in) Financing Activities	310,746	(1,710)
Net Change in Cash and Cash Equivalents Including Restricted Cash	71,776	(1,243)
Cash and cash equivalents and restricted cash, beginning	2,813	4,102
Cash and cash equivalents and restricted cash, ending	$74,589	$2,859
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$402	$165
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$100	$199
Redeemable convertible preferred stock distributions accrued	—	457
KAR/AFC exercise of stock warrants	(144)	—
KAR/AFC conversion of notes payable	(3,625)	—
Convertible redeemable preferred stock tranche obligation expiration	(2,832)	—
Capitalized website and internal use software costs accrues	(1,400)	—

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1  Description of Business

Defined Terms

Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

●	references to “CarLotz,” “we,” “us,” “our” and the “Company” are to CarLotz, Inc. and its consolidated subsidiaries;
●	references to “Acamar Partners” refer to the Company for periods prior to the consummation of the Merger referred to below;
●	references to “Acamar Sponsor” are to Acamar Partners Sponsor I LLC; and
●	references to the “Merger” are to the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020, the “Merger Agreement”), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.) (the “Company”), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc. (“Merger Sub”), and CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”), pursuant to which Merger Sub merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of the Company.

The Company is a used vehicle consignment and retail remarketing company based in Richmond, Virginia. The Company offers an innovative and one-of-a-kind consumer and commercial used vehicle consignment and sales business model, with an online marketplace and eleven retail hub locations throughout the United States, including in Florida, Illinois, North Carolina, Texas, Virginia, Tennessee and Washington State.

Subsidiaries are consolidated when the parent is deemed to have control over the subsidiaries’ operations.

Subsidiary Operations

CarLotz, Inc. owns 100% of CarLotz Group, Inc. (a Delaware corporation), which owns 100% of Orange Grove Fleet Solutions, LLC (a Virginia LLC), 100% of Orange Peel Protection Reinsurance Co. Ltd. (a Turks and Caicos Islands, British West Indies company) and 100% of Orange Peel LLC (a Virginia LLC), which owns 100% of Orange Peel Reinsurance, Ltd. (a Turks and Caicos Islands, British West Indies company).

Basis of Presentation

On January 21, 2021, (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020, by and among the Company, Merger Sub and Former CarLotz, as amended by Amendment No,. 1 to the Agreement and Plan of Merger, dated December 16, 2020, by and among the Company, Merger Sub and Former CarLotz. (See Note 3 “Merger” for further discussion).

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Former CarLotz was effected through the merger of Merger Sub with and into Former CarLotz surviving as the surviving company. Notwithstanding the legal form of the Merger pursuant to the Merger Agreement, the Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CarLotz is treated as the acquired company and Former CarLotz is treated as the acquiror for financial statement reporting and accounting purposes.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As a result of Former CarLotz being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Merger are prepared “as if” Former CarLotz is the predecessor and legal successor to the Company. The historical operations of Former CarLotz are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Former CarLotz prior to the Merger, (ii) the combined results of the Company and Former CarLotz following the Merger on January 21, 2021, (iii) the assets and liabilities of Former CarLotz at their historical cost and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of Former CarLotz in connection with the Merger is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Merger transaction consistent with the treatment of the transaction as a reverse recapitalization of Former CarLotz.

In connection with the Merger, Acamar Partners Acquisition Corp. changed its name to CarLotz, Inc. The Company’s common stock is now listed on The Nasdaq Global Market under the symbol “LOTZ” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on The Nasdaq Global Market under the symbol “LOTZW”. Prior to the Merger, the Company neither engaged in any operations nor generated any revenue. Until the Merger, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Former CarLotz as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (audited consolidated financial statements) filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 15, 2021. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements of Former CarLotz as of that date filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 15, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Note 2 — Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.

During the three months ended March 31, 2021, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Following the closing of the Merger, Former CarLotz equity holders at the effective time of the Merger will have the contingent right to receive, in the aggregate, up to 7,500,000 shares of common stock if, from the closing of the Merger until the fifth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds. Estimating the change in fair value of the earnout liability for the earnout shares that could be earned Former CarLotz equity holders at the effective time of the Merger requires determining both the fair value valuation model to use and inputs to the valuation model. The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model, which is a commonly used valuation model for this type of transaction. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, starting stock price, expected term, risk-free interest rate and the earnout hurdles. See Note 6 — Fair Value of Financial Instruments.

Warrants that were issued by Acamar Partners (Merger warrants) and continue to exist following the closing of the Merger are accounted for as freestanding financial instruments. These warrants are classified as liabilities on the Company’s condensed consolidated balance sheets and are recorded at their estimated fair value. The estimated fair value of the warrants is determined by using the market value in an active trading market.

Beginning in the first quarter of 2020, the World Health Organization declared the outbreak and spread of the COVID-19 virus a pandemic. The outbreak is disrupting supply chains and impacting production and sales across a wide range of industries. The full economic impact of this pandemic has not been determined, including the impact on the Company’s suppliers, customers and credit markets. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

Restricted Cash

As of March 31, 2021 and December 31, 2020, restricted cash included approximately $227 and $605, respectively. The restricted cash is legally and contractually restricted as collateral for two letters of credit issued on behalf of CarLotz Group, Inc. and of the reinsurance companies for the payment of claims.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Marketable Securities

The Company and its reinsurance subsidiaries invest excess cash in marketable securities in the ordinary course of conducting their operations and maintain a portfolio of marketable securities primarily comprised of fixed income debt securities. The Company has investments in marketable securities that are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses related to changes in the fair value of equity securities are recognized in other income (expense) in the Company’s condensed consolidated statements of operations. Unrealized gains and losses related to changes in the fair value of debt securities are recognized in Accumulated Other Comprehensive Income in the Company’s condensed consolidated balance sheets. Changes in the fair value of available-for-sale debt securities impact the Company’s net income only when such securities are sold or when other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis and are recognized on the trade date.

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company reviews its debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issue and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value through earnings.

Capitalized website and internal-use software costs

The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Amortization is computed using the straight-line method over 3 years.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $2,526 and $541 for the three months ended March 31, 2021 and 2020, respectively.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Concentration of Credit Risk

Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s customer base.

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall. ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. ASU 2016-01 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted ASU 2016-01 on January 1, 2019 for annual periods and on January 1, 2020 for interim periods within annual periods. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements because the Company did not make its first investment in securities impacted by the standard until the first quarter of the year ending December 31, 2021.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, it has not yet determined the full impact the adoption of this standard will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption of this standard did not have a material impact on the condensed consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2020 for annual periods, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements or related disclosures.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. The Company adopted ASU 2018-17 on January 1, 2020, and the adoption of this standard did not have a material impact on the consolidated financial statements or related disclosures because the Company does not currently have any indirect interests through related parties under common control for which it receives decision making fees.

In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard on its financial statements.

Note 3 — Merger

On the Closing Date, the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020, by and among the Company, Merger Sub and Former CarLotz, as amended by Amendment No. 1, dated December 16, 2020, by and among the Company, Merger Sub and Former CarLotz.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Former CarLotz was effected through the merger of Merger Sub with and into Former CarLotz with Former CarLotz surviving as the surviving company.

The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Acamar Partners was treated as the “acquired” company for financial reporting purposes (See Note 1 - Description of the Business). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former CarLotz issuing stock for the net assets of Acamar Partners, accompanied by a recapitalization.

Prior to the Merger, Former CarLotz and Acamar Partners filed separate standalone federal, state and local income tax returns. As a result of the Merger, structured as a reverse acquisition for tax purposes, Acamar Partners was renamed CarLotz, Inc., and became the parent of the consolidated filing group, with Former CarLotz as a subsidiary.

Recapitalization
Cash – Acamar Partners’ trust and cash	$309,999
Cash - PIPE	125,000
Less: consideration delivered to existing shareholders of Former CarLotz	(62,693)
Less: consideration to pay accrued dividends	(4,853)
Less: transaction costs and advisory fees paid	(47,579)
Less: payments on cash considerations associated with stock options	(2,465)
Net contributions from Merger and PIPE financing	317,409
Liabilities relived: preferred stock obligation	2,832
Liabilities relieved: KAR/AFC note payable	3,625
Liabilities relieved: Historic warrant liability	144
Less: earnout shares liability	(74,285)
Less: warrants liability	(39,025)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Merger warrants

The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three months ended March 31, 2021:

March 31, 2021
Stock warrants outstanding - Public	10,185,774
Stock warrants outstanding - Private	6,074,310
Stock warrants cancelled	—
Stock warrants exercised	—
Stock warrants outstanding	16,260,084

Earnout Shares

Former CarLotz equity holders at the closing of the Merger are entitled to receive up to an additional 6,945,732 earnout shares. The earnout shares will be issued to the beneficiaries if certain targets are met in the post-acquisition period. The earnouts for the earnout shares are subject to an earnout period, which is defined as the date 60 months following the consummation of the Merger. The Merger closed on January 21, 2021 and the earnout period expires January 21, 2026. The earnout shares will be issued if any of the following conditions are achieved following January 21, 2021:

i.	If at any time during the 60 months following the Closing Date (the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of the common stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), the Company will issue 50% of the earnout shares.
ii.	If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), the Company will issue 50% of the earnout shares.
iii.	If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unissued earnout shares are forfeited. All unissued earnout shares will be issued if there is a change of control of the Company that will result in the holders of the common stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.

Before the contingency is met, the earnout shares will be classified as a liability under the FASB’s Accounting Standards Codification (“ASC”) Topic 815, so changes in the fair value of the earnout shares in future periods will be recognized in the statement of operations. The estimated fair value of the liability is determined by using a Monte-Carlo simulation model.

Note 4 — Revenue Recognition

Disaggregation of Revenue

The significant majority of the Company’s revenue is derived from contracts with customers related to the sales of vehicles. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. The Company has determined that these categories depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Three Months Ended March 31, 2021
		Fleet
	Vehicle Sales	Management	Total
Retail vehicle sales	$50,383	$—	$50,383
Wholesale vehicle sales	4,568	—	4,568
Finance and insurance, net	1,554	—	1,554
Lease income, net	—	107	107
Total Revenues	$56,505	$107	$56,612

	Three Months Ended March 31, 2020
		Fleet
	Vehicle Sales	Management	Total
Retail vehicle sales	$21,042	$—	$21,042
Wholesale vehicle sales	3,311	—	3,311
Finance and insurance, net	892	—	892
Lease income, net	—	145	145
Total Revenues	$25,245	$145	$25,390

The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the three months ended March 31, 2021 and 2020:

	2021	2020
Retail vehicles:
Retail vehicle sales	$50,383	$21,042
Retail vehicle cost of sales	48,917	19,555
Gross Profit – Retail Vehicles	$1,466	$1,487
Wholesale vehicles:
Wholesale vehicle sales	$4,568	$3,311
Wholesale vehicle cost of sales	5,687	3,363
Gross Profit – Wholesale Vehicles	$(1,119)	$(52)

Retail Vehicle Sales

The Company sells used vehicles to retail customers through its 11 retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle.

The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing.

The Company’s exchange policy allows customers to initiate an exchange of a vehicle during the first three days or 500 miles after delivery, whichever comes first. An exchange reserve is immaterial based on the Company’s historical activity.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Wholesale Vehicle Sales

The Company sells wholesale vehicles primarily through auction as wholesale vehicles often do not meet the Company’s standards for retail vehicle sales. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales when the vehicle is sold at auction or directly to a wholesaler and title to the vehicle passes to the customer.

Finance and Insurance, net

The Company provides customers with options for financing, insurance and extended warranties. Extended warranties are serviced by a company owned by a major shareholder. All other services are provided by third-party vendors, and the Company has agreements with each of these vendors giving the Company the right to offer such services.

When a customer selects a service from these third-party vendors, the Company earns a commission based on the actual price paid or financed. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. Accordingly, the Company recognizes finance and insurance revenue at the point in time when the customer enters into the contract.

Note 5 — Marketable Securities

The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized	Gross	Gross
	Cost/	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
U.S. Treasuries	$181	$2	$—	$183
Corporate bonds	63,197	2	(111)	63,088
Municipal bonds	24,003	5	(14)	23,994
Commercial paper	130,659	—	—	130,659
Total Fixed Maturity Debt Securities	$218,040	$9	$(125)	$217,924

	December 31, 2020
	Amortized	Gross	Gross
	Cost/	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
U.S. Treasuries	$240	$6	$—	$246
Corporate bonds	261	5	(1)	265
U.S. states, territories and political subdivisions	141	5	—	146
Total Fixed Maturity Debt Securities	$642	$16	$(1)	$657

The amortized cost and fair value of the Company’s fixed maturity debt securities as of March 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$173,174	$173,145
Due after one year through five years	44,540	44,457
Due after five years through ten years	326	322
Total	$218,040	$217,924

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of March 31, 2021 and December 31, 2020:

		March 31, 2021

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$23,226	$(31)	$39,736	$(80)	$62,962	$(111)
Municipal bonds	18,286	(11)	1,135	(3)	19,421	(14)
Total Fixed Maturity Debt Securities	$41,512	$(42)	$40,871	$(83)	$82,533	$(125)

		December 31, 2020

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$39	$(1)	$—	$—	$39	$(1)
Total Fixed Maturity Debt Securities	$39	$(1)	$—	$—	$39	$(1)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of March 31, 2021, the Company’s fixed maturity portfolio had 25 securities with gross unrealized losses totaling $83 with maturities that were in excess of 12 months and 98 securities with gross unrealized losses totaling $42 with maturities that were less than 12 months. No single issuer had a gross unrealized loss position greater than $26, or 3.5% of its amortized cost. At December 31, 2020, the Company’s fixed maturity portfolio had no securities with gross unrealized losses with maturities that were in excess of 12 months and 2 securities with gross unrealized losses totaling $1 with maturities that were less than 12 months. No single issuer had a gross unrealized loss position greater than $325(actual), or 1.6% of its amortized cost.

The following tables summarize cost and fair values of the Company’s investments in equity securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Estimated
	Cost	Fair Value
Equity securities	$433	$500

	December 31, 2020
		Estimated
	Cost	Fair Value
Equity securities	$335	$375

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the three months ended March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021
		Gross	Gross	Net
		Realized	Realized	Realized
	Proceeds	Gains	Losses	Losses
Fixed maturity debt securities	$59	$—	$—	$—
Equity securities	—	—	—	—
Total Marketable Securities	$59	$—	$—	$—

	March 31, 2020
		Gross	Gross	Net
		Realized	Realized	Realized
	Proceeds	Gains	Losses	Losses
Fixed maturity debt securities	$18	$—	$(3)	$(3)
Equity securities	—	—	—	—
Total Marketable Securities	$18	$—	$(3)	$(3)

Note 6 — Fair Value of Financial Instruments

Items Measured at Fair Value on a Recurring Basis

As of March 31, 2021 and December 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.

The following tables are summaries of fair value measurements and hierarchy level as of:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$37,449	$—	$—	$37,449
Equity securities	500	—	—	500
Fixed maturity debt securities, including cash equivalents	—	233,193		233,193
Total Assets:	$37,949	$233,193	$—	$271,142
Liabilities:
Merger warrant liability	16,705	9,962	—	26,667
Earnout shares	—	—	42,438	42,438
Total Liabilities:	$16,705	$9,962	$42,438	$69,105

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$405	$—	$—	$405
Equity securities	375	—	—	375
Fixed maturity debt securities	246	411	—	657
Total Assets:	$1,026	$411	$—	$1,437
Liabilities:
Redeemable convertible preferred stock tranche obligation	$—	$—	$2,832	$2,832
Historic warrants liability	—	—	144	144
Total Liabilities:	$—	$—	$2,976	$2,976

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Money market funds consist of highly liquid investments with original maturities of three months or less and classified in restricted cash in the accompanying condensed consolidated balance sheets.

The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the three months ended March 31, 2021 and 2020.

The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the three months ended March 31, 2021 and 2020:

	January 1,			Change in	March 31,
	2021	Issuances	Settlements	fair value	2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144	—	(144)	—	—
Earnout shares	—	74,284	—	(31,846)	42,438
Total	$2,976	$74,284	$(2,976)	$(31,846)	$42,438

	January 1,			Change in	March 31,
	2020	Issuances	Settlements	fair value	2020
Redeemable convertible preferred stock tranche obligation	$3,755	$—	$—	$(284)	$3,471
Historic warrants liability	115	—	—	(13)	102
Total	$3,870	$—	$—	$(297)	$3,573

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant inputs used when valuing the earnout shares as of:

	March 31, 2021	January 21, 2021
Expected volatility	80.00%	80.00%
Starting stock price	$7.13	$11.31
Expected term (in years)	4.7 years	5 years
Risk-free interest rate	0.87%	0.45%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00

Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis

The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with Automotive Finance Corporation (“AFC”). The carrying value of the Ally Financial floor plan notes payable outstanding as of March 31, 2021 approximates fair value due to its variable interest rate determined to approximate current market rates.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 7 — Accounts Receivable, Net

The following table summarizes accounts receivable as of:

	March 31,	December 31,
	2021	2020
Contracts in transit	$8,521	$3,321
Trade	243	240
Finance commission	329	132
Other	298	506
Total	9,391	4,199
Allowance for doubtful accounts	(67)	(67)
Total Accounts Receivable, net	$9,324	$4,132

Note 8 — Inventory and Floor Plan Notes Payable

The following table summarizes inventory as of:

	March 31,	December 31,
	2021	2020
Used vehicles	$9,274	$11,202
Parts	37	—
Total	$9,311	$11,202

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of March 31, 2021 was 3.25%.

Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.

Note 9 — Property and Equipment, Net

The following table summarizes property and equipment as of:

	March 31,	December 31,
	2021	2020
Capital lease asset building	$1,305	$1,305
Leasehold improvements	887	702
Furniture, fixtures and equipment	1,161	760
Corporate vehicles	143	143
Total property and equipment	3,496	2,910
Less: accumulated depreciation	(1,147)	(1,042)
Property and Equipment, net	$2,349	$1,868

Depreciation expense for property and equipment was approximately $105 and $51 for the three months ended March 31, 2021 and 2020, respectively.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 10 — Other Assets

The following table summarizes other assets as of:

	March 31,	December 31,
	2021	2020
Other Current Assets:
Lease receivable, net	$22	$36
Stock issuance costs	47	72
Prepaid expenses	5,857	679
Interest receivable	729	—
Deferred transaction costs	—	5,892
Total Other Current Assets	$6,655	$6,679
Other Assets:
Lease receivable, net	$16	$16
Stock issuance costs	72	48
Security deposits	3,249	235
Total Other Assets	$3,337	$299

Note 11 — Long-term Debt

The following table summarizes long-term debt as of:

	March 31,	December 31,
	2021	2020
Capital lease obligation	$1,305	$1,305
Promissory note	—	2,990
Convertible notes payable, net	—	3,325
Paycheck Protection Program loan	—	1,749
	1,305	9,369
Current portion of long-term debt	(55)	(6,370)
Long-term Debt	$1,250	$2,999

Promissory Note

Concurrently with the closing of the Merger on January 21, 2021, the promissory note was extinguished through a cash payment of $3.0 million.

Convertible Notes Payable

On December 20, 2019, the Company entered into a note purchase agreement (“NPA”) with AFC. AFC’s parent company was also a common stockholder of Former CarLotz. For each convertible note of $1,000 or portion thereof that AFC purchased, AFC received warrants (historic warrants) constituting 0.20% of Former CarLotz’ fully-diluted common stock. As of December 31, 2020, the Company had a convertible note balance of $3,500. The note accrued interest at 6.00% on a 365-day basis and the outstanding interest payable as of December 31, 2020 was approximately $212. Concurrently with the closing of the Merger on January 21, 2021, the historic warrants and the note were converted to a fixed number of shares pursuant to a conversion agreement with AFC. The convertible notes were extinguished by issuing AFC 347,992 shares of Former CarLotz common stock and the warrants were exercised into 73,869 shares of Former CarLotz common stock. There are no historic warrants outstanding subsequent to the exercise.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Payroll Protection Program Loan

In April 2020, the Company received a Paycheck Protection Program (“PPP”) loan, a new loan program under the Small Business Administration’s 7(a) program providing loans to qualifying businesses, totaling approximately $1,749. As of December 31, 2020, the Company had an outstanding PPP loan balance of $1,749, which was subsequently repaid extinguished concurrently with the closing of the Merger.

Note 12 — Accrued Expenses

The following table summarizes accrued expenses as of:

	March 31,	December 31,
	2021	2020
License and title fees	$1,634	$785
Payroll and bonuses	2,038	837
Deferred rent	262	199
Technology	2,900	—
Other	4,316	1,742
Total Accrued Expenses	$11,150	$3,563

Note 13 — Other Liabilities

The following table summarizes other liabilities as of:

	March 31,	December 31,
	2021	2020
Other Liabilities, Current
Unearned insurance premiums	$815	$257
Other Liabilities
Unearned insurance premiums	1,423	1,680
Other long-term liabilities	147	135
Historic warrants liability	—	144
Other Liabilities, Long-term	$1,570	$1,959

Note 14 — Lease Commitments

The Company leases its operating facilities from various third parties under non-cancelable operating leases. The leases require various monthly rental payments ranging from approximately $3 to $36, with various ending dates through July 2031. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. Rent expense for all operating facility leases was approximately $688 and $462 for the three months ended March 31, 2021 and 2020, respectively. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in deferred rent, within Accrued expenses.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following is a table of facility lease commitments due for the next five years and thereafter as of March 31, 2021:

		Total Capital
	Total Per Year	Leases
2021 (remaining)	$2,158	$139
2022	3,675	183
2023	3,535	187
2024	2,552	190
2025	2,339	194
Thereafter	3,977	1,078
Total	$18,236	$1,971
Less: amount representing interest		$(666)
Present value of minimum lease payments		$1,305
Less: current obligation		$(55)
Long-term obligations under capital lease		$1,250

The Company also leases vehicles from a third party under noncancelable operating leases and leases these same vehicles to end customers with similar lease terms, with the exception of the interest rate. The leases require various monthly rental payments from the Company ranging from $291 to $1,770 (actual) with various ending dates through June 2025.

The following is a schedule of the approximate future minimum lease payments due to third parties and the related expected future receipts related to these lease vehicles as of March 31, 2021:

	Payments Due to
	Third-Parties	Future Receipts
2021 (remaining)	$1,225	$1,473
2022	1,158	1,389
2023	731	865
2024	312	367
2025	11	13
Total	$3,437	$4,107

Note 15 — Commitments and Contingencies

The Company sells retail installment contracts to financial institutions without recourse. Some buyers of the contracts retain portions of the finance commissions as reserves against early payoffs. The Company is subject to chargebacks against such income in the event of a cancellation or early payoff.

The Company’s facilities are subject to federal, state and local provisions regulating the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such materials comply with the applicable federal and state requirements.

The Company is involved in certain legal matters that it considers incidental to its business. In management’s opinion, none of these legal matters will have a material effect on the Company’s financial position or results of operations.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 16 — Redeemable Convertible Preferred Stock

As of December 31, 2020, the Amended and Restated Certificate of Incorporation of Former CarLotz provided for two classes of ownership: common stock and Series A Preferred Stock. The holder of the Series A Preferred Stock received distribution priority in order of 1.5 times the sum of any unpaid returns and unreturned capital contributions. Preferred returns were calculated at an 8.00% annual rate. Unpaid cumulative distributions were approximately $4,800 as of December 31, 2020, and the Series A Preferred Stock had a liquidation preference of $37,114 as of December 31, 2020. Upon liquidation of Former CarLotz, proceeds in excess of the Series A Preferred Stock would have been shared pro rata among all stockholders based on the number of shares. The unpaid cumulative distributions are included as Accrued expenses — related party on the accompanying condensed consolidated balance sheets. As a result of the Merger, the Company settled Former CarLotz’ redeemable convertible preferred stock and redeemable convertible preferred stock tranche obligation with carrying values of $17,560 and $2,832, respectively, as of December 31, 2020.

Note 17 — Stock-Based Compensation Plan

Stock Option Plans

The Company has three stock incentive plans, the “2011 Stock Option Plan”, the “2017 Stock Option Plan” and the “2020 Incentive Award Plan” to promote the long-term growth and profitability of the Company. The Stock Option Plans do this by providing senior management and other employees with incentive to improve shareholder value and contribute to the growth and financial success of the Company by granting equity instruments to these stakeholders.

Share-based compensation expense was recorded for the three months ended March 31, 2021 and 2020 of approximately $41,963 and $34, respectively.

The Company estimates the fair value of stock options using the Black-Scholes pricing model. The Black-Scholes pricing model requires the use of subjective inputs such as stock price volatility. Changes in the inputs can materially affect the fair value estimates and ultimately the amount of stock-based compensation expense that is recognized.

During the three months ended March 31, 2021 and 2020, there were no grants related to the 2011 Stock Option Plan.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

A summary of activity for the three months ended March 31, 2021 and 2020 for the 2011 Stock Option Plan is as follows:

		Weighted
	Number of	Average
	Stock Options	Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (March 31, 2021)	1,515,146	0.58
Vested (as of March 31, 2021)	1,515,146	$0.58

		Weighted
	Number of	Average
	Stock Options	Exercise Price
Balance (January 1, 2020)	1,571,205	$0.59
Granted	—	—
Forfeited	—	—
Balance (March 31, 2020)	1,571,205	0.59
Vested (as of March 31, 2020)	1,482,528	$0.59

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2021 related to the 2011 Stock Option Plan:

		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Stock Options	Contractual Life	Exercise Price
Outstanding	1,515,146	1.49 years	$0.58
Exercisable	1,515,146	1.49 years	$0.58

Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of March 31, 2021 and December 31, 2020 is $6.55.

The terms of the 2017 Stock Option Plan provide for vesting upon certain market and performance conditions, including achieving certain triggering events, including specified levels of return on investment upon a sale of the Company. Because the 2017 Stock Option Plan has a market-based vesting condition, an open-form valuation model was used to value the options. All stock options related to the 2017 Stock Option Plan have an exercise price of $0.92 per share. All stock options related to the 2017 Stock Option Plan expire 10 years after the grant date, which ranges from March 2028 to October 2029.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

A summary of activity for the three months ended March 31, 2021 and 2020 for the 2017 Stock Option Plan is as follows:

		Weighted
		Averaged
	Number of Units	Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (March 31, 2021)	3,961,658	$0.92
Vested (as of March 31, 2021)	3,538,672	$0.92

		Weighted
		Averaged
	Number of Units	Exercise Price
Balance (January 1, 2020)	2,845,557	$0.96
Granted	509,635	0.96
Forfeited	—	—
Balance (March 31, 2020)	3,355,192	$0.96

The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted 8 employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a four year service period and impacted 16 employees. These options resulted in $186 of cash consideration and $4,500 of share based compensation that will be recognized over the four year service period.

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2021 related to the 2017 Stock Option Plan:

		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Stock Options	Contractual Life	Exercise Price
Outstanding	3,961,658	8.31 years	$0.92
Exercisable	3,538,672	8.18 years	$0.92

The aggregate intrinsic value for options outstanding and options exercisable as of March 31, 2021 and December 31, 2020 is $6.21.

The inputs used for the 2017 Stock Option Plan were as follows for the period ended March 31, 2021:

Expected volatility	80.00%
Expected dividend yield	0%
Expected term (in years)	3.6 – 4.8 years
Risk-free interest rate	0.32% - 0.45%

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

A summary of activity for the three months ended March 31, 2021 for the 2020 Stock Option Plan is as follows:

		Weighted
		Averaged
	Number of Units	Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,409,401	11.35
Forfeited	—	—
Balance (March 31, 2021)	1,409,401	$11.35

The grant date fair value of the options was $7.77. As of March 31, 2021, there was approximately $10,419 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Option Plan.

The inputs used for the 2020 Stock Option Plan were as follows for the period ended March 31, 2021:

Expected volatility	80.00%
Expected dividend yield	0%
Expected term (in years)	6.25 years
Risk-free interest rate	0.62%

Earnout Restricted Stock Units

Former CarLotz option holders as of the effective tome of the Merger received 640,421 earnout restricted stock units (Earnout RSUs). The Earnout RSUs vest if certain targets are met in the post-Merger period. The earnouts for the Earnout RSUs are subject to an earnout period, which is defined as the date 60 months following the consummation of the Merger. The Merger closed on January 21, 2021, and the earnout period expires January 21, 2026. Earnout RSUs will vest if any of the following conditions are achieved following January 21, 2021:

i.	If at any time during the 60 months following the Closing Date (the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of the common stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), 50% of the Earnout RSUs will vest.
ii.	If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), 50% of the Earnout RSUs will vest.
iii.	If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unvested Earnout RSUs are forfeited. All unvested Earnout RSUs will vest if there is a change of control of the Company that will result in the holders of the common stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.

The estimated fair value of the liability is determined by using a Monte-Carlo simulation model, which incorporates various assumptions, including expected stock price volatility, contractual term, dividend yield and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

A summary of activity for the three months ended March 31, 2021 for the RSUs is as follows:

		Weighted Average
	Number of Units	grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (March 31, 2021)	640,421	$10.70

During the period ended March 31, 2021 the Company recognized $1,753 of stock-based compensation. As of March 31, 2021, there was approximately $5,096 of total unrecognized compensation cost related to the RSUs that will be recognized during 2021.

The inputs used for the Earnout RSUs were as follows for the period ended March 31, 2021:

Expected volatility	80.00%
Starting stock price	$11.31
Expected term (in years)	5 years
Risk-free interest rate	0.45%
Earnout hurdle	$12.50-$15.00

Note 18 — Income Taxes

During the three months ended March 31, 2021, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through March 31, 2021 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of March 31, 2021 and December 31, 2020, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2021 and December 31, 2020.

Note 19 — Net Loss Per Share Attributable to Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020:

	2021	2020
Numerator:
Net Loss	$(15,022)	$(1,507)
Denominator:
Weighted average common shares outstanding, basic and diluted	100,817,385	58,621,041
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.03)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three months ended March 31, 2021 and 2020:

	2021	2020
Public warrants	10,185,774	—
Private warrants	6,074,310	—
Earnout RSUs	640,421	—
Earnout shares	6,945,732	—
Convertible notes payable	—	2,918,556
Historic warrants	—	645,167
Stock options outstanding to purchase shares of common stock	6,886,205	4,926,397
Total	30,732,442	8,490,120

Note 20 — Concentrations

The supplier who accounted for 10% or more of the Company’s total purchases and its outstanding balance of accounts payable represented 62% of total purchases for the three months ended March 31, 2021 and had outstanding accounts payable of $3,448 as of March 31, 2021.

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

For the periods ended March 31, 2021 and 2020, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.

Note 21 — Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2021, the date the financial statements were available to be issued.

Additional Hub Locations

Subsequent to the quarter ended March 31, 2021, and in accordance with the Company’s strategy to generate significant growth going forward, CarLotz expanded into 1 new location with a hub opening in Nashville, Tennessee. The Nashville area hub is located in Madison, Tennessee, and is CarLotz’ first location in the state of Tennessee and eleventh location overall. The Company also signed lease agreements for new hubs in Charlottesville, Virginia, Bakersfield, California and Highland Park, Illinois. The new hub opening and new lease signings align with the Company’s strategic goals, which include expanding into new geographic markets while innovating and expanding the Company’s technological leadership.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our Current Report on Form 8-K/A filed with the SEC on March 15, 2021. Unless the context otherwise requires, references to “we”, “us”, “our” and the “Company” are intended to mean the business and operations of CarLotz, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be precede by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Such statements, including statements regarding our ability to: execute our geographic expansion policy; manage our business through the COVID-19 pandemic, achieve our expected revenue growth and effectively manage growth; achieve and maintain profitability in the future; innovate and expand our technological leadership; invest in additional reconditioning capacity; further penetrate existing accounts and key vehicle channels; add new corporate vehicle sourcing partners; increase our service offerings and price optimization; effectively promote our brand and increase brand awareness; expand our product offerings and introduce additional products and services; enhance future operating and financial results; acquire and protect intellectual property; attracts, train and retain key personnel, including sales and customer service personnel; acquire and protect intellectual property; attract, train and retain key personnel, including sales and customer service personnel; acquire and integrate other companies and technologies; remediate material weakness in internal control over financial reporting; comply with laws and regulations applicable to our business; and successfully defend litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

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

We offer our products and services to (i) corporate vehicle sourcing partners, (ii) retail sellers of used vehicles and (iii) retail customers seeking to buy used vehicles. Our corporate vehicle sourcing partners include fleet leasing companies, rental car companies, banks, captive finance companies, third-party remarketers, wholesalers, corporations managing their own fleets and OEMs. We offer our corporate vehicle sourcing partners a pioneering, Retail Remarketing(TM) service that fully integrates with their existing technology platforms. For individuals who are our retail sellers, we offer a hassle-free selling experience while allowing them to generate up to $1,000 or more for their vehicle, net of all fees and expenses, than when utilizing the alternative wholesale sales channel and stay fully informed by tracking the sale process through our easy to navigate online portal. We offer our retail customers a hassle-free vehicle buying experience at prices generally lower than our competitors. Buyers can browse our extensive, and growing, inventory online through our website or at our locations as well as select from our fully integrated financing and insurance products with ease.

We believe our marketplace model drives higher returns relative to our competition. Through the industry’s leading consignment-to-retail sales model, CarLotz is able to obtain non-competitively sourced inventory to sell. Consigned vehicles represent on average approximately 75% of our vehicle inventory at our hubs after an initial ramp-up period following the opening of a new hub, during which we usually have a higher portion of purchased vehicles to ensure a well-stocked inventory, with approximately 60% or more of our total vehicles sales originating from our growing relationships with corporate vehicle sourcing partners.

Founded in 2011, CarLotz currently operates eleven retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Southcentral, Midwest and Pacific Northwest regions of the United States. Our current facilities are located in Virginia, North Carolina, Florida, Illinois, Texas, Tennessee, and Washington state.

Our hubs act as both physical showrooms with retail sales volumes and as consignment centers where we can source, process and recondition newly acquired vehicles. Our ability to source vehicles through these locations is important to our asset-light business model. At these hubs, our vehicles undergo an extensive 133-point inspection and reconditioning in preparation for resale. Our hubs are more than just locations to buy, sell and repair vehicles and are crucial to the information and data-analytics that we make available to our corporate vehicle sourcing partners and retail customers. With experience from our initial locations, we have learned how to scale our hub and processing operations to drive efficiencies. As we continue to grow our physical and online footprint, these hubs and the vast amount of information they provide will continue to be an important source of value to our buyers, sellers and our business model.

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

Revenue Generation

CarLotz generates a significant majority of its revenue from contracts with customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Consigned vehicles represent on average approximately 75% of our vehicle inventory at our hubs after an initial ramp-up period following the opening of a new hub during which we usually have a higher portion of purchased vehicles to ensure a well-stocked inventory. Customers also frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. We also sell vehicles to wholesalers or other dealers, primarily at auctions, generally for vehicles acquired via trade-in or vehicles acquired via consignment that do not meet our quality standards for sale to retail customers or that remain unsold at the end of the consignment period. CarLotz also generates revenue from providing retail vehicle buyers with options for financing, insurance and extended warranties. CarLotz also offers retail vehicle customers with the option to lease a vehicle, in which case we usually obtain an operating lease from a third party lessor and enter into a corresponding operating lease with our customer at a higher interest rate, from which generate revenue on the spread between such interest rates. Our revenue for the three months ended March 31, 2021 and 2020 was $56.6 million and $25.4 million, respectively. Our strategy is to generate significant growth going forward by expanding into new geographic markets, innovating and expanding our technological leadership, further penetrating existing accounts and key vehicle channels, adding new corporate vehicle sourcing accounts, investing in brand and tactical marketing and increasing our service offerings and further optimizing our pricing.

Inventory Sourcing

We source vehicles from both corporate and consumer sellers. Through the industry’s leading consignment to retail sales model, we have access to non-competitively sourced vehicles. At our mature retail hubs (year three or later of operation), we generally source 60% or more of our vehicles non-competitively from our corporate vehicle sourcing partners, 15% non-competitively from consumers, 15% non-competitively from other sources and 10% is competitively sourced, meaning other buyers have the ability to purchase the same vehicle. We maintain stable long-term relationships with numerous key blue-chip national accounts with a robust sales pipeline of potential new accounts. We support our corporate vehicle sourcing partners by offering an attractive sell-through rate and our integrated technology platforms allow our supply partners to track the sale process of their vehicles in real-time, along with a custom system for managing customer leads and leads from third party providers.

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

For the three months ended March 31, 2021, one of our corporate vehicle sourcing partners, with whom we do not have long-term consignment contracts, accounted for more than 60% of the cars we sold and more than 60% of our retail vehicle revenues during this period was derived from the sale of these cars. Such concentrations can result from a variety of factors, some of which are beyond our control, and we may elect to source a higher percentage of our vehicles from one or more corporate vehicle sourcing partners for a variety of reasons. If a corporate vehicle sourcing partner from which we are sourcing a significant portion of our vehicles was to cease or significantly reduce making vehicles available to us, we would likely need to increase our sourcing of vehicles from other vehicle sourcing partners potentially on less favorable terms and conditions. Such an effort may take a number of months and may not precisely replicate the variety and quality of vehicles that we have been sourcing from a single source.

In addition to our flat fee model, we also enter into alternative fee arrangements with certain corporate vehicle sourcing partners based on a return above a wholesale index or based on a profit share program. Under these alternative fee arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on the unit’s sale price, and fees we are able to charge in connection with the sale. As we do not have long-term contracts with our corporate vehicle sourcing partners and do not require them to make vehicles available to us, our mix of vehicles under alternative fee arrangements is likely to fluctuate over time. Our gross profit per unit is therefore likely to fluctuate from period to period, perhaps significantly, due to mix of flat fee and alternative fee arrangements as well as due to the sales prices and fees we are able to collect on the vehicles we source under alternative fee arrangements.

We have an alternative fee arrangement with the corporate vehicle sourcing partner that accounted for approximately 60% of our vehicles sourced during the first quarter of 2021. Under this fee arrangement, vehicles are returned to the corporate vehicle sourcing partner from consignment if the vehicle has not been sold through our retail channel within a specified time period. In such instances, we are responsible for the expenses we have incurred with respect to the vehicle, including shipping costs and any refurbishment costs we have incurred. We have returned a number of vehicles from consignment during the first quarter of 2021. The ramp up of sourcing during the fourth quarter of 2020 put pressure on our processing centers resulting in slower vehicle processing time and increased days to sale.

The expenses associated with these returned vehicles reduced our gross profit during the first quarter of 2021. We have taken steps to match our intake of vehicles under this arrangement to our sales and reconditioning capacity.

Our hubs with integrated vehicle processing centers allow us to add value by efficiently reconditioning vehicles and quickly moving them to market. Our step-by-step process includes all aspects of preparing a vehicle for sale, including a 133-point inspection, mechanical and body reconditioning, paint, detail, merchandising and imaging. Our reconditioning program is driven by years of experience that allows us to cost-effectively repair, enhance and process a large number of vehicles. As we scale our business, our plan is to invest in increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, our strategy is to make capital investments in additional hubs with integrated vehicle processing centers by leveraging our data analytics and deep industry experience and taking into account a combination of factors, including proximity to buyers and sellers, transportation costs, access to inbound inventory and sustainable low-cost labor. All of these initiatives are designed to lower reconditioning costs per unit.

Regional Hub Network

Through our full service e-commerce website and eleven regional hubs, we provide a seamless shopping experience for today’s modern vehicle buyer, allowing our nationwide retail customers to fully transact online, in-person or a combination of both (including contactless delivery). We have a full-spectrum of inventory, including high-value and commercial vehicles, available for delivery anywhere in the U.S., with sales completed in all 50 states. Our regional hubs allow for test drives and on-site purchase, which we plan to expand to nationwide coverage.

Finance and Insurance (F&I)

CarLotz also generates revenue from providing retail vehicle buyers with options for financing, insurance and extended warranties; these services are provided by third parties that pay CarLotz a commission based on our customers’ purchases. Since we do not control these products before they are transferred to the consumer, we recognize commission revenue at the time of sale. We plan to expand our F&I product offering to drive additional gross profit.

Factors Affecting our Performance

Expansion into New Geographic Markets

We actively monitor attractive markets to enter, with a focus on highly concentrated or growing demographic areas and attractive start-up costs. Our real estate team has identified new hub locations, in furtherance of our strategy of opening at least 14 new hubs in 2021 and more than 40 hubs by the end of 2023. Three new hubs were opened in the first three months ended March 31, 2021 in Merritt Island, Florida, Nashville, Tennessee, and Seattle, Washington. We believe an expanded footprint will enable us to increase our vehicle sales and further penetrate our national vehicle sourcing partners while also attracting new corporate vehicle sourcing partners that were previously unavailable due to our geographic limitations. As we increase the number of retail hubs, we expect to raise service levels, enabling increased per vehicle economics. The laws of certain states that we enter may currently or in the future restrict our operations or limit the fees we can charge for certain services.

Further Penetration of Existing Accounts and Key Vehicle Channels

We believe that we can benefit from significant untapped volume with existing corporate vehicle sourcing partners and that our growing footprint will allow us to better serve our national accounts. Many of our existing sourcing partners still sell less than 5% of their volumes through the retail channel. As Retail Remarketing(TM) continues to develop as a more established alternative and as CarLotz expands to service buyers and sellers nationwide, we anticipate substantial growth with our existing commercial sellers.

Innovation and Expanded Technological Leadership

We are constantly reviewing our technology platform and our strategy is to leverage our existing technological leadership through our end-to-end e-commerce platform to continually enhance both the car buying and selling experience, while providing insightful data analytics in real time. Over the next two years, we plan to invest significantly in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing and enhance our business intelligence capabilities with increased machine learning and artificial intelligence. In addition, we plan to invest significant amounts for various retail and processing enhancements, the commercialization of our proprietary technology solutions for our corporate vehicle sourcing partners and the creation of industry standards for retail remarketing communication and marketplace analytics.

Investments in Additional Processing Capacity

As we scale our business, our plan is to invest in increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, our strategy is to make capital investments in additional processing centers by leveraging our data analytics and deep industry experience and taking into account a combination of factors, including proximity to buyers and sellers, transportation costs, access to inbound inventory and sustainable low-cost labor. All of these initiatives are designed to lower reconditioning costs per unit and thereby improve per unit economics.

Addition of New Corporate Vehicle Sourcing Accounts

We plan to leverage our national footprint in order to access new corporate vehicle sourcing partners, which may not have been accessible in the past due to our current limited geographic reach. Additional vehicle volume from new accounts would allow us to improve our consigned vehicle market share at existing and new locations.

Investment in Brand and Tactical Marketing

With a portion of the additional capital we raised in connection with the Merger, we ramped up our local advertising and began to focus on a more national audience. Our plan includes analytics-driven, targeted marketing investments to accelerate growth while being accretive to margins. With improved awareness of our brand and our services, we plan to identify, attract and convert new corporate vehicle sourcing partners at optimized cost.

Increased Service Offerings and Price Optimization

As we further develop the CarLotz brand, we believe our enhanced platform will support increased revenue from product sales and optimized vehicle pricing. Areas of potential further investment in service offerings include (i) expansion of existing and new F&I products to cover appearance, roadside assistance, key insurance and wheel and tire production, (ii) expansion of our digital wholesale remarketing alternatives for corporate vehicle sourcing partners by building an in-house wholesale vehicle market for those vehicles that we do not sell through our retail channel and (iii) further development of a front-end digital solution to source more vehicles from consumers.

Seasonality

Used vehicle sales exhibit seasonality with sales typically peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Due to our rapid growth, our overall sales patterns to date have not reflected the general seasonality of the used vehicle industry, but we expect this to change once our business and markets mature. Used vehicle prices also exhibit seasonality, with used vehicle prices depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak and spread of the COVID-19 virus a pandemic. During initial shelter in place orders and economic shutdowns, we saw a decrease in sales activity as consumers for the most part stayed home during the months of March through May of 2020. As our sales began to return to pre-COVID-19 levels late in the second quarter of 2020, the ongoing OEM plant shut-downs and repossession moratoriums limited vehicle supply from our corporate vehicle sourcing partners through most of the third quarter. During this time, we maintained our aggressive cost cutting measures by limiting marketing expense and inventory purchases in an effort to preserve liquidity. As we exited the third quarter and relaxed our capital preservation strategy, we saw record consignment and inventory volume that led to record quarterly unit sales and revenue in the fourth quarter of 2020 and first quarter of 2021.

Like many companies, COVID-19 has increased our focus on the health and safety of our guests, employees and their families. To maintain a safe work environment, we have implemented procedures aligned with the Centers for Disease Control and Prevention to limit the spread of the virus and provide a safe environment for our guests and teammates. Some of the measures taken include encouraging our teammates to take advantage of flexible work arrangements, acquiring additional corporate office space and mandating social distancing.

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles, and may continue to do so in the near term. We cannot provide assurance of the ultimate significance and duration of COVID-19’s disruption to our operations for several reasons, including, but not limited to, uncertainty regarding the duration of the pandemic and related disruptions, the impact of governmental orders and regulations that have been, and may in the future be, imposed, and the impact of COVID-19 on our customers and corporate vehicle sourcing partners. However, we are optimistic that we will see continued economic recovery through the remainder of the fiscal year ending December 31, 2021 due to the widespread distribution of the COVID-19 vaccine and the relaxation of economic restrictions.

Key Operating Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our operating metrics (which may be changed or adjusted over time as our business scales up or industry dynamics change) measure the key drivers of our growth, including opening new hubs, increasing our brand awareness through unique site visitors and continuing to offer a full spectrum of used vehicles to service all types of customers.

	Three Months Ended
	March 31,
	2021	2020
Retail vehicles sold	2,554	1,453
Number of hubs	11	8
Average monthly unique visitors	178,783	56,931
Vehicles available for sale	1,581	1,681
Retail gross profit per unit	$1,182	$1,637
Percentage of unit sales via consignment	82%	48%

Retail Vehicles Sold

We define retail vehicles sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a three-day, 500 mile return policy. The number of retail vehicles sold is the primary contributor to our revenues and, indirectly, gross profit, since retail vehicles enable multiple complementary revenue streams, including all finance and insurance products. We view retail vehicles sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.

Number of Hubs

We define a hub as a physical location at which we may recondition and store vehicles purchased and sold within a market. Our hubs cover a geographic area of approximately 300 miles, while some of our commercial accounts expand our coverage up to 1,000 miles, based on available inventory type. This is a key metric as each hub expands our service area, vehicle sourcing, reconditioning and storage capacity.

Average Monthly Unique Visitors

We define a monthly unique visitor as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique visitors as the sum of monthly unique visitors in a given period, divided by the number of months in that period. We view average monthly unique visitors as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.

Vehicles Available-for-Sale

We define vehicles available-for-sale as the number of vehicles listed for sale on our website on the last day of a given reporting period. Until we reach an optimal pooled inventory level, we view vehicles available-for-sale as a key measure of our growth. Growth in vehicles available-for-sale increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in inventory units available is an indicator of our ability to scale our vehicle sourcing, inspection and reconditioning operations.

Retail Gross Profit per Unit

We define retail gross profit per unit as the aggregate retail and F&I gross profit in a given period divided by retail vehicles sold during that period. Total retail gross profit per unit is driven by sales of used vehicles, each of which generates potential additional revenue from also providing retail vehicle buyers with options for financing, insurance and extended warranties. We believe gross profit per unit is a key measure of our growth and long-term profitability.

Percentage of unit sales sourced via consignment

We define percentage of unit sales sourced via consignment as the percentage derived by dividing the number of vehicles sold during the period that were sourced via consignment divided by the total number of vehicles sold during the period. This is key because this metric underlies our competitive advantage in the market.

Components of Results of Operations

Revenues

Retail Vehicle Sales

CarLotz sells used vehicles to retail customers through its hubs in various cities throughout the continental U.S. Revenue from retail vehicle sales is recognized when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. We recognize revenue based on the total purchase price stated in the contract, including any processing fees. Our exchange policy allows customers to initiate a return until the earlier of the first three days or 500 miles after delivery.

Wholesale Vehicle Sales

We sell wholesale vehicles primarily through auction as wholesale vehicles acquired often do not meet our standards for retail vehicle sales. Revenue from wholesale vehicle sales is recognized when the vehicle is sold at auction or directly to a wholesaler and title to the vehicle passes to the buyer.

Finance and Insurance, net

We provide customers with options for financing, insurance and extended warranties. Extended warranties sold beginning January 1, 2019 are serviced by a company owned by a major shareholder. All other such services are provided by third-party vendors with whom we have agreements giving us the right to offer such services directly. When a customer selects a service from these third-party vendors, we earn a commission based on the actual price paid or financed. We recognize finance and insurance revenue at the point in time when the customer enters into the contract.

Lease Income, net

When a customer requests a vehicle lease, we may enter into a lease with the customer for a vehicle owned by us. Income received for leases of owned vehicles under noncancelable operating leases is recorded in Lease income, net in the consolidated statements of operations.

Cost of Sales

Cost of sales includes the cost to acquire used vehicles and the related reconditioning costs to prepare the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs and other costs such as mechanical inspection, vehicle preparation supplies and repair costs. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include compensation and benefits, marketing, facilities cost, technology expenses, logistics and other administrative expenses. Advertising costs are expensed as incurred.

Depreciation and Amortization

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of 15 years or the underlying lease terms for leasehold improvements; one to five years for equipment, furniture and fixtures; and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to customers is calculated using the straight-line over the estimated useful life.

Non-Operating Expenses

Non-operating expenses represent the change in fair value of the Merger warrants and the earnout shares. Additional non-operating expense and income include interest income on marketable securities, floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s former $12 million revolving floor plan facility with Automotive Finance Corporation and floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s current $30 million revolving floor plan facility with Ally.

Results of Operations

The following table presents our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenues:
Retail vehicle sales	$50,383	$21,042
Wholesale vehicle sales	4,568	3,311
Finance and insurance, net	1,554	892
Lease income, net	107	145
Total Revenues	56,612	25,390
Cost of sales (exclusive of depreciation)	54,604	22,918
Gross Profit	2,008	2,472
Operating Expenses:
Selling, general and administrative	18,873	3,916
Stock-based compensation expense	41,963	34
Depreciation expense	383	100
Management fee expense – related party	2	62
Total Operating Expenses	61,221	4,112
Loss from Operations	(59,213)	(1,640)
Interest Expense	175	149
Other Income (Expense), net
Change in fair value of Merger warrants liability	12,358	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	284
Change in fair value of earnout provision	31,846	—
Other income (expense)	162	3
Total Other Income (Expense), net	44,366	287
Loss Before Income Tax Expense	(15,022)	(1,502)
Income tax expense	—	5
Net Loss	$(15,022)	$(1,507)

Presentation of Results of Operations

We present operating results down to gross profit for our three distinct revenue channels along with our net lease income:

Retail Vehicle Sales:   Retail vehicle sales represent sales of vehicles to our retail customers through our hubs in various cities.

Wholesale Vehicle Sales:   Wholesale vehicle sales represent sales of vehicles through wholesale channels, primarily through wholesale auctions.

Finance and Insurance:   Finance and insurance represents commissions earned on financing, insurance and extended warranty products that we offer to our retail vehicle buyers.

Lease Income, net:   Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our lease customers and the related leases we enter into with third party lessors.

Three Months Ended March 31, 2021 and 2020

The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended March 31,
	2021	2020	Change

	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$50,383	$21,042	139.4%
Wholesale vehicle sales	4,568	3,311	38.0%
Finance and insurance, net	1,554	892	74.2%
Lease income, net	107	145	(26.2)%
Total revenues	56,612	25,390	123.0%
Cost of sales:
Retail vehicle cost of sales	$48,917	19,555	150.2%
Wholesale vehicle cost of sales	5,687	3,363	69.1%
Total cost of sales	$54,604	$22,918	138.3%
Gross profit:
Retail vehicle gross profit	$1,466	$1,487	(1.4)%
Wholesale vehicle gross profit	(1,119)	(52)	(2,051.9)%
Finance and insurance gross profit	1,554	892	74.2%
Lease income, net	107	145	(26.2)%
Total gross profit	$2,008	$2,472	(18.8)%
Retail gross profit per unit(1):
Retail vehicles gross profit	$1,466	$1,487	(1.4)%
Finance and insurance gross profit	1,554	892	74.2%
Total retail vehicles and finance and insurance gross profit	$3,020	$2,379	26.9%
Retail vehicles unit sales	2,554	1,453	75.8%
Retail vehicles gross profit per unit	$1,182	$1,637	(27.8)%
(1)	Gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.

Retail Vehicle Sales

Retail vehicle sales revenue increased by $29.3 million, or 139.4%, to $50.4 million during the three months ended March 31, 2021, from $21.0 million in the comparable period in 2020. The increase was primarily driven by an increase in average sale price per unit of $5,260 and an increase in retail vehicle unit sales to 2,554 retail vehicles in the three months ended March 31, 2021, compared to 1,453 retail vehicles in the comparable period in 2020. The three months ended March 31, 2021 had better in-stock levels when compared to the in-stock levels based on the Covid-19 outlook for the comparable period in 2020. Same-hub sales were up 63%, with the balance of the increase coming from hubs we have opened in 2021.

Wholesale Vehicle Revenue

Wholesale vehicle revenue increased by $1.3 million, or 38.0%, to $4.6 million during the three months ended March 31, 2021, from $3.3 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.

Finance and Insurance (F&I)

F&I revenue increased by $0.7 million, or 74.2%, to $1.6 million during the three months ended March 31, 2021, from $0.9 million in the comparable period in 2020. This increase in F&I gross profit was driven by our increase in retail unit sales and higher average selling price.

Lease Income, net

Lease income, net was unchanged at $0.1 million during the three months ended March 31, 2021, as compared to $0.1 million in the comparable period in 2020.

Cost of Sales

Cost of sales increased by $31.7 million, or 138.3%, to $54.6 million during the three months ended March 31, 2021, from $22.9 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the vehicles we sold in that period combined with an increase in the number of vehicles sold.

Retail Vehicle Gross Profit

Retail vehicle gross profit was unchanged at $1.5 million during the three months ended March 31, 2021, as compared to the comparable period in 2020. The level gross profit level was a result of a decrease in retail gross profit per unit for the three months ended March 31, 2021, and from the retail gross profit per unit in the comparable period in 2020, which was offset by increased unit sales. The decrease in retail gross profit per unit was driven by an increase in days to sale, due to higher than ideal inventory levels, and a reduction in price on aged vehicles.

Wholesale Vehicle Gross Profit

Wholesale vehicle gross profit (loss) decreased by $1.0 million, to $(1.1) million during the three months ended March 31, 2021, from $(0.1) million in the comparable period in 2020. The decrease was primarily driven by the number of delisted consignment units that were sent to wholesale, and the cost incurred to prepare those vehicles for sale at the time of consignment.

F&I Gross Profit

F&I revenue consists of 100% gross margin products for which gross profit equals revenue. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.

Components of SG&A

	Three Months Ended March 31,
	2021	2020

	($ in thousands)
Compensation and benefits(1)	$6,856	$2,118
Marketing	2,526	541
Technology	2,925	158
Other costs(2)	6,566	1,099
Total selling, general and administrative expenses	$18,873	$3,916
(1)	Compensation and benefits includes all payroll and related costs, including benefits, and payroll taxes, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.

(2)	Other costs include all other selling, general and administrative expenses such as facilities costs, logistics and other administrative expenses.

Selling, general and administrative expenses increased by $15.0 million, to $18.9 million during the three months ended March 31, 2021, from $4.0 million in the comparable period in 2020. Compensation and benefits increased $4.7 million due to increased corporate headcount and new hub openings, marketing expense increased $2.0 million in connection with higher levels of inventory and our national expansion, technological expense increased $2.8 million due to the technological transformation the Company has begun, and other costs increased $5.5 million, primarily due to legal, accounting and insurance costs related to being a public company.

Liquidity and Capital Resources

Sources of liquidity

Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our condensed consolidated financial statements).

Since inception, CarLotz has generally operated at a loss for most periods. CarLotz expects that as it adds hubs as part of its planned expansion and brings them to maturity, it will continue to operate at a loss until we achieve scale and are able to leverage our operating costs. We believe we have sufficient funds to achieve scale and operating leverage until the time when we are able to fund additional expansion with cash generated from operating activities.

However, if the funds from the Merger are not sufficient to fully fund the planned expansion of our business, we may need to engage in equity or debt financings to secure additional funds. We may also require additional funds to the extent our plans change, if we elect to acquire complementary businesses or due to unforeseen circumstances. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.

Debt obligations

In December 2019, we entered into a note purchase agreement with AFC under which AFC agreed to purchase up to $5.0 million in notes, with the initial tranche equal to $3.0 million issued at closing and two additional tranches of at least $1.0 million on or prior to September 20, 2021, of which $0.5 million was issued prior to the completion of the Merger. The notes were converted into Former CarLotz common stock immediately prior to the consummation of the Merger and received the Merger consideration.

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program.

Under the Ally Facility, the Company is subject to financial covenants that require the Company to maintain at least 10% of the credit line in cash and cash equivalents, to maintain at least 10% of the credit line on deposit with Ally Bank and to maintain a minimum tangible net worth of $90 million calculated in accordance with U.S. GAAP.

Advances under the Ally Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. The interest rate is currently the prime rate plus 2.50% per annum, or 5.75%. Advances under the Ally Facility, if not demanded earlier, are due and payable for each vehicle financed under the Ally Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Ally Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.Upon any event of default (including, without limitation, our obligation to pay upon demand any outstanding liabilities of the Ally Facility), the Lender may, at its option and without notice to us, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to the Lender and its affiliates by us and our affiliates.

The Ally Facility is secured by a grant of a security interest in certain vehicle inventory and other assets of the Company.

Prior to our entry into the Ally Facility, we had a $12.0 million revolving floor plan facility available with AFC (the “AFC Facility”) to finance the acquisition of used vehicle inventory available on a revolving basis. The AFC Facility was secured by all of our assets. In connection with the entry into the Ally Facility, we repaid in full and terminated the AFC Facility.

In April 2020, we received a loan totaling approximately $1.7 million from the Small Business Administration under the PPP to help us keep our workforce employed and avoid further headcount reduction during the COVID-19 crisis. The full amount of the PPP loan was repaid in connection with the closing of the Merger.

On December 2, 2020, CarLotz issued a promissory note (the “Note”) to AFC. Under the terms of the Note, AFC agreed to make one advance to CarLotz upon request of $3.0 million. Amounts due under the Note accrued interest at 6.0% per year on a 365-day basis. The Note was due and payable on the earlier of the closing of the Merger and December 2, 2022. Amounts drawn on the Note were used for working capital purposes in the ordinary course of business. The Note was repaid upon the consummation of the Merger.

As of March 31, 2021, we had cash and cash equivalents, restricted cash and short-term marketable securities of $248.2 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations and expansion plans for at least the next 12 months.

Cash Flows — Three Months Ended March 31, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	($ in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(19,600)	$1,125
Net cash provided by (used in) investing activities	(219,486)	(659)
Net cash provided by (used in) financing activities	310,746	(1,710)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $(19.6) million, primarily driven by net loss of $(15.0) million adjusted for non-cash charges of $(1.9) million and net changes in our operating assets and liabilities of $(2.7) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $44.2 million, partially offset by an increase in stock compensation of $(42.0) million. The changes in operating assets and liabilities are primarily driven by an increase in other current assets of $5.9 million, an increase in accounts receivable of $5.2 million, and an increase in other long-term assets of $3.0 million, partially offset by an increase in accrued expenses of $(5.9) million, an increase in accounts payable of $(3.1) million, and a decrease in inventories of $(2.0) million.

For the three months ended March 31, 2020, net cash provided by operating activities was $1.1 million, primarily driven by net changes in our operating assets and liabilities of $2.8 million and net loss of $(1.5) million, adjusted for non-cash charges of $(0.1) million. The changes in operating assets and liabilities were primarily driven by a decrease in inventories of $(1.8) million and a decrease in accounts receivable of $(1.2) million, partially offset by a decrease in accounts payable of $(0.3) million. The non-cash adjustments primarily relate to an increase in fair value of the preferred stock tranche obligation of $0.3 million and an increase in depreciation and amortization expense of property and equipment of $0.1 million.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $(219.5) million, primarily driven by purchases of marketable securities of $(217.7) million and the purchase of property and equipment of $(1.7) million.

For the three months ended March 31, 2020, net cash used in investing activities of $(0.7) million was primarily driven by purchases of marketable securities of $(0.4) million and by the purchase of lease vehicles of $(0.2) million.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $310.7 million, primarily driven by the issuance of common stock to the PIPE investors and Former CarLotz shareholders of $319.9 million, partially offset by the repayment of debt of $(12.2) million and the payment of cash consideration on options of $(2.5) million, partially offset by borrowings on the floorplan facility of $9.2 million.

For the three months ended March 31, 2020, net cash used in financing activities was $(1.7) million, primarily driven by repayment of the floor plan note payable of $(11.2) million, partially offset by borrowings on the floor plan facility of $7.1 million.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. As of March 31, 2021, our contractual obligations were as follows:

	Payments Due by Period
		Less than 1			More than
	Total	Year	1 – 3 Years	3 – 5 Years	5 years

	($ in thousands)
Floor plan facility(1)	$4,125	$4,125	$—	$—	$—
Operating lease obligations	18,236	2,158	7,210	4,891	3,977
Total	$22,361	$6,283	$7,210	$4,891	$3,977

(1)	Represents the principal amount outstanding as of March 31, 2021. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the floor plan facility are payable when the underlying vehicle is sold, which is expected to be within one year.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

As a result of activity through March 31, 2021, we are supplementing the Critical Accounting Policy and Estimates section included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations attached as Exhibit 99.2 to our Current Report on Form 8-K/A filed with the SEC on March 15, 2021 with the below disclosure.

Determination of the Fair Value of Financial Instruments

Estimated fair value of warrants

Warrants that were issued by Acamar Partners and continue to exist following the closing of the Merger are accounted for as freestanding financial instruments. These warrants are classified as liabilities on our condensed consolidated balance sheet and are recorded at their estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded in our condensed consolidated statement of operations. We will continue to adjust these liabilities for changes in fair value until the earlier of their exercise, termination or other form of settlement. The estimated fair value of the warrants is determined by using the market value in an active trading market.

Estimated fair value of earnout provision

Before the contingency is met, the earnout shares will be classified as a liability under the FASB’s ASC Topic 815, so changes in the fair value of the earnout shares in future periods will be recognized in the statement of operations. The estimated fair value of the liability is determined by using a Monte-Carlo simulation model.

The accounting for the earnout shares was also evaluated under ASC Topic 480 to determine if the arrangement should be classified as a liability. As part of that analysis, it was determined that the earnout shares are freestanding and not liability classified. It was next evaluated whether the earnout shares represent a derivative instrument pursuant to ASC Topic 815. Paragraph ASC 815-10-15-74(a) states that a reporting entity shall not consider contracts that are both (a) indexed to an entity’s own stock and (b) classified in stockholders equity in its statement of financial position to be derivative instruments. In order to conclude that the earnout shares meet this scope exception and whether they should be accounted for as equity under ASC 815-40, it was evaluated whether the earnout shares meet both of these requirements. The Merger Agreement contains a change in control provision that could impact the settlement of the earnout shares and therefore results in the earnout shares being classified as a liability pursuant to ASC 815.

There have been no additional changes to our critical accounting policies during the three months ended March 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

See the section titled “Recently Issued Accounting Pronouncements” in Note 2 in the “Notes to Condensed Consolidated Financial Statements” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of March 31, 2021, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.

The cash and cash equivalents are held primarily for working capital purposes. These interest-earning instruments are subject to interest rate risk. To date, fluctuations in interest income have not been significant. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts and U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The Wall Street Journal plus 2.50% per annum and, as of March 31, 2021, the prime rate as published in The Wall Street Journal was 3.25%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of March 31, 2021, we had total outstanding debt of $4.1 million under the floor plan facility.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents were deposited in accounts at one financial institution, and account balances may at times exceed federally insured limits. Management believes that we are not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.

Concentrations of credit risk with respect to trade receivables are limited due to the large diversity and number of customers comprising our customer base.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, and which is still being remediated.

Material Weakness in Internal Control Over Financial Reporting

Prior to the Merger, we were a private company with limited internal accounting and financial reporting personnel and other resources to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to (i) our lack of sufficient accounting and financial reporting resources to address internal control over financial reporting and personnel with requisite knowledge and experience in application of U.S. GAAP and SEC rules, and (ii) general information technology controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.

Remediation Efforts to Address Material Weakness

We are taking steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls, hiring of additional qualified accounting and finance personnel, and engagement of financial consultants to enable the implementation of internal controls over financial reporting. We are also applying a more rigorous review of the monthly financial reporting processes to ensure that the performance of the control is evidenced through appropriate documentation that is consistently maintained and evaluating necessary changes to our formalized process to ensure key controls are identified, the control design is appropriate and the necessary evidentiary documentation is maintained throughout the process. We also plan to implement certain accounting systems to automate manual processes.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

Exhibit Index

Item 6.     Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252993), filed with the SEC on February 11, 2021)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.1

Registration Rights and Lock-Up Agreement among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.2

Stockholders Agreement, dated as of January 21, 2021, by and among TRP Capital Partners, LP, Acamar Partners Sponsor I LLC, Michael W. Bor and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.3	2020 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.4

Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.5*	Non-Employee Director Compensation Policy

10.6#

Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.6.1

Addendum to Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.7	CarLotz, Inc. Short-term Incentive Program (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
#	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarLotz, Inc.
(Registrant)
Date: May 10, 2021	/s/ THOMAS W. STOLTZ
Thomas W. Stoltz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)