Form 10-Q
period 2021-06-30
CarLotz, Inc.
filed 2021-08-09
CIK 1759008

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38818
CarLotz, Inc.
(Exact name of registrant as specified in its charter)

Delaware			83-2456129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
611 Bainbridge Street, Suite 100	Richmond	Virginia	23224
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (804) 728-3833

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LOTZ	The Nasdaq Global Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	LOTZW	The Nasdaq Global Market
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

The registrant had outstanding 113,670,060 shares of Class A common stock as of August 9, 2021.

TABLE OF CONTENTS
CarLotz, Inc.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CarLotz, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$83,576	$2,208
Restricted cash	226	605
Marketable securities – at fair value	175,424	1,032
Accounts receivable, net	5,411	4,132
Inventories	47,469	11,202
Other current assets	6,253	6,679
Total Current Assets	318,359	25,858
Marketable securities – at fair value	3,481	—
Property and equipment, net	11,662	1,868
Capitalized website and internal-use software costs, net	9,898	—
Lease vehicles, net	337	173
Other assets	4,390	299
Total Assets	$348,127	$28,198
Liabilities, Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit)
Current Liabilities:
Long-term debt, current	$212	$6,370
Floor plan notes payable	29,427	6,039
Accounts payable	8,782	6,283
Accrued transaction expenses	—	6,052
Accrued expenses	13,238	3,563
Accrued expenses – related party	—	5,082
Other current liabilities	5,425	256
Total Current Liabilities	57,084	33,645
Long-term debt, less current portion	7,579	2,999
Redeemable convertible preferred stock tranche obligation	—	2,832
Earnout shares liability	30,228	—
Merger warrants liability	26,341	—
Other liabilities	1,232	1,959
Total Liabilities	122,464	41,435
Commitments and Contingencies (Note 15)	—	—
Redeemable Convertible Preferred Stock:
Series A Preferred Stock, $0.001 stated value; authorized 3,052,127 shares; after recapitalization there are no preferred shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 113,670,060 and 58,621,042 shares issued and outstanding at June 30, 2021 and December 31, 2020	11	6
Additional paid-in capital	281,976	20,779
Accumulated deficit	(56,264)	(34,037)
Accumulated other comprehensive income (loss)	(60)	15
Treasury stock, $0.001 par value; after recapitalization there are no treasury shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Total Stockholders’ Equity (Deficit)	225,663	(13,237)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$348,127	$28,198
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Retail vehicle sales	$44,230	$23,652	$94,613	$44,694
Wholesale vehicle sales	4,660	1,725	9,228	5,036
Finance and insurance, net	1,780	895	3,334	1,787
Lease income, net	98	127	205	272
Total Revenues	50,768	26,399	107,380	51,789
Cost of sales (exclusive of depreciation)	46,586	23,670	101,190	46,588
Gross Profit	4,182	2,729	6,190	5,201
Operating Expenses:
Selling, general and administrative	19,386	3,073	38,259	6,989
Stock-based compensation expense	3,704	3	45,667	37
Depreciation and amortization expense	95	91	478	191
Management fee expense – related party	—	70	2	132
Total Operating Expenses	23,185	3,237	84,406	7,349
Loss from Operations	(19,003)	(508)	(78,216)	(2,148)
Interest expense	184	107	359	256
Other Income, net
Change in fair value of Merger warrants liability	325	—	12,683	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	345	—	629
Change in fair value of earnout provision	12,210	—	44,056	—
Other income (expense)	(553)	61	(391)	64
Total Other Income, net	11,982	406	56,348	693
Loss Before Income Tax Expense	(7,205)	(209)	(22,227)	(1,711)
Income tax expense	—	4	—	9
Net Loss	$(7,205)	$(213)	$(22,227)	$(1,720)
Net Loss per Share, basic and diluted	$(0.06)	$0.00	$(0.21)	$(0.03)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	113,670,060	58,621,041	107,279,227	58,621,041

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,205)	$(213)	$(22,227)	$(1,720)
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on marketable securities arising during the period	61	10	(70)	17
Tax effect	—	(4)	—	(4)
Unrealized gains (losses) on marketable securities arising during the period, net of tax	61	6	(70)	13
Reclassification adjustment for realized losses	(5)	—	(5)	(3)
Tax effect	—	1	—	1
Reclassification adjustment for realized losses, net of tax	(5)	1	(5)	(2)
Other Comprehensive Income (Loss), net of tax	56	7	(75)	11
Total Comprehensive Income (Loss)	$(7,149)	$(206)	$(22,302)	$(1,709)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2021 and 2020
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108
Net loss	—	—	—	—	—	(7,205)	—	(7,205)
Other comprehensive income, net of tax	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	3,704	—	—	3,704
Balance June 30, 2021	—	$—	113,670,060	$11	$281,976	$(56,264)	$(60)	$225,663

See notes to condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2020	2,034,751	$17,560	37,881,435	$4	$5,060	$(27,485)	$—	$(22,421)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	22,618	(27,485)	—	(4,861)
Net loss	—	—	—	—	—	(1,507)	—	(1,507)
Redeemable convertible preferred stock issuance	—	—	—	—	—	—	4	4
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(456)	—	—	(456)
Stock-based compensation	—	—	—	—	34	—	—	34
Balance March 31, 2020	—	$—	58,621,042	$6	$22,196	$(28,992)	$4	$(6,786)
Net loss	—	—	—	—	—	(213)	—	(213)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(466)	—	—	(466)
Stock-based compensation	—	—	—	—	3	—	—	3
Balance June 30, 2020	—	$—	58,621,042	$6	$21,733	$(29,205)	$11	$(7,455)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flow from Operating Activities
Net loss	$(22,227)	$(1,720)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation – property and equipment	448	101
Amortization and accretion - marketable securities	788	—
Depreciation – lease vehicles	30	90
Loss on marketable securities	—	(3)
Provision for doubtful accounts	—	6
Stock-based compensation expense	45,667	37
Change in fair value of Merger warrants liability	(12,683)	—
Change in fair value of historic warrants liability	—	(31)
Change in fair value of earnout shares	(44,056)	—
Change in fair value of debt issuance costs and stock warrant	—	12
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(629)
Change in Operating Assets and Liabilities:
Accounts receivable	(1,279)	(336)
Inventories	(36,117)	5,064
Other current assets	(5,466)	(39)
Other assets	(4,091)	5
Accounts payable	2,499	719
Accrued expenses	6,187	1,048
Accrued expenses – related party	(229)	13
Other current liabilities	447	117
Other liabilities	(582)	248
Net Cash (Used in)/Provided by Operating Activities	(70,664)	4,702
Cash Flows from Investing Activities
Purchase of property and equipment	(3,548)	(14)
Capitalized website and internal-use software costs	(6,601)	—
Purchase of marketable securities	(307,560)	(711)
Proceeds from sales of marketable securities	128,954	21
Purchase of lease vehicles	(344)	(87)
Net Cash Used in Investing Activities	(189,099)	(791)
Cash Flows from Financing Activities
Payments made on long-term debt	(18)	(5)
Advance from holder of marketable securities	4,722	—
PIPE issuance	125,000	—
Merger financing	309,999	—
Payment made on accrued dividends	(4,853)	—
Payments to existing shareholders of Former CarLotz	(62,693)	—
Transaction costs and advisory fees	(47,579)	—
Payments made on cash considerations associated with stock options	(2,465)	—
See notes to condensed consolidated financial statements.

Repayment of Paycheck Protection Program loan	(1,749)	—
Payments made on note payable	(3,000)	—
Borrowings on long-term debt	—	2,249
Payments on floor plan notes payable	(29,056)	(13,394)
Borrowings on floor plan notes payable	52,444	8,598
Net Cash Provided by/( Used in) Financing Activities	340,752	(2,552)
Net Change in Cash and Cash Equivalents Including Restricted Cash	80,989	1,359
Cash and cash equivalents and restricted cash, beginning	2,813	4,102
Cash and cash equivalents and restricted cash, ending	$83,802	$5,461
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$490	$307
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$150	$199
Redeemable convertible preferred stock distributions accrued	—	923
Issuance of common stock warrants	—	15
KAR/AFC exercise of stock warrants	(144)	—
KAR/AFC conversion of notes payable	(3,625)	—
Convertible redeemable preferred stock tranche obligation expiration	(2,832)	—
Capitalized website and internal use software costs accrued	(3,488)	—
Purchases of property under capital lease obligation	(6,504)	—

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

Note 1  Description of Business
Defined Terms

Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•references to “CarLotz,” “we,” “us,” “our” and the “Company” are to CarLotz, Inc. and its consolidated subsidiaries;

•references to “Acamar Partners” refer to the Company for periods prior to the consummation of the Merger referred to below;

•references to “Acamar Sponsor” are to Acamar Partners Sponsor I LLC; and

•references to the “Merger” are to the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020, the “Merger Agreement”), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.) (the “Company”), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc. (“Merger Sub”), and CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”), pursuant to which Merger Sub merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of the Company.
The Company is a used vehicle consignment and Retail RemarketingTM company based in Richmond, Virginia. The Company offers an innovative and one-of-a-kind consumer and commercial used vehicle consignment and sales business model, with an online marketplace and fifteen retail hub locations throughout the United States, including in Florida, Illinois, North Carolina, Texas, Virginia, Tennessee, California and Washington State.

Subsidiaries are consolidated when the parent is deemed to have control over the subsidiaries’ operations.
Subsidiary Operations
CarLotz, Inc. owns 100% of CarLotz Group, Inc. (a Delaware corporation), which owns 100% of CarLotz, Inc. (an Illinois corporation), CarLotz Nevada, LLC (a Delaware LLC), CarLotz California, LLC (a California LLC), Orange Grove Fleet Solutions, LLC (a Virginia LLC), Orange Peel Protection Reinsurance Co. Ltd. (a Turks and Caicos Islands, British West Indies company) and Orange Peel LLC (a Virginia LLC), which owns 100% of Orange Peel Reinsurance, Ltd. (a Turks and Caicos Islands, British West Indies company).

Basis of Presentation

On January 21, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020, by and among the Company, Merger Sub and Former CarLotz, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated December 16, 2020, by and among the Company, Merger Sub and Former CarLotz (See Note 3 “Merger” for further discussion).

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
(In thousands, except share data)
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2021 and its results of operations for the six months ended June 30, 2021 and 2020. The results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.
Note 2 — Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.
During the six months ended June 30, 2021, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.

Following the closing of the Merger, Former CarLotz equity holders at the effective time of the Merger will have the contingent right to receive, in the aggregate, up to 7,500,000 shares of common stock if, from the closing of the Merger until the fifth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds. Estimating the change in fair value of the earnout liability for the earnout shares that could be earned by Former CarLotz equity holders at the effective time of the Merger requires determining both the fair value valuation model to use and inputs to the valuation model. The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model, which is a commonly used valuation model for this type of transaction. Inputs that have a significant effect on the earnout shares valuation include the expected volatility, starting stock price, expected term, risk-free interest rate and the earnout hurdles. See Note 6 — Fair Value of Financial Instruments.
Warrants that were issued by Acamar Partners (Merger warrants) and continue to exist following the closing of the Merger are accounted for as freestanding financial instruments. These warrants are classified as liabilities on the Company’s condensed

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
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
Restricted Cash
As of June 30, 2021 and December 31, 2020, restricted cash included approximately $226 and $605, respectively. The restricted cash is legally and contractually restricted as collateral for two letters of credit issued on behalf of CarLotz Group, Inc. and of the reinsurance companies for the payment of claims.
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
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s marketable securities prior to their stated maturities for strategic reasons, including, but not limited to, anticipation of credit deterioration and duration management. The Company reviews its debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value through earnings.
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

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $6,432 and $940 for the six months ended June 30, 2021 and 2020, respectively.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s customer base.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall. ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. ASU 2016-01 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company adopted ASU 2016-01 on January 1, 2019 for annual periods and on January 1, 2020 for interim periods within annual periods. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements or related disclosures.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). The new guidance must be applied on a retrospective basis as a cumulative-

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
effect adjustment as of the date of adoption. The Company adopted ASU 2018-17 on January 1, 2020, and the adoption of this standard did not have a material impact on the consolidated financial statements or related disclosures because the Company does not currently have any indirect interests through related parties under common control for which it receives decision making fees.
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
Prior to the Merger, Former CarLotz and Acamar Partners filed separate standalone federal, state and local income tax returns. As a result of the Merger, structured as a reverse acquisition for tax purposes, Acamar Partners was renamed CarLotz, Inc. and became the parent of the consolidated filing group, with Former CarLotz as a subsidiary.

Recapitalization
Cash - Acamar Partners’ trust and cash	$309,999
Cash - PIPE	125,000
Less: consideration delivered to existing shareholders of Former CarLotz	(62,693)
Less: consideration to pay accrued dividends	(4,853)
Less: transaction costs and advisory fees paid	(47,579)
Less: payments on cash considerations associated with stock options	(2,465)
Net contributions from Merger and PIPE financing	317,409
Liabilities relieved: preferred stock obligation	2,832
Liabilities relieved: KAR/AFC note payable	3,625
Liabilities relieved: historic warrant liability	144
Less: earnout shares liability	(74,285)
Less: Merger warrants liability	(39,024)
Merger warrants
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the six months ended June 30, 2021:

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

June 30, 2021
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
i.If at any time during the 60 months following the Closing Date(the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of the common stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), the Company will issue 50% of the earnout shares.
ii.If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), the Company will issue 50% of the earnout shares.
iii.If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unissued earnout shares are forfeited. All unissued earnout shares will be issued if there is a change of control of the Company that will result in the holders of the common stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.
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
The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Six Months Ended June 30, 2021
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$94,613	$—	$94,613
Wholesale vehicle sales	9,228	—	9,228
Finance and insurance, net	3,334	—	3,334
Lease income, net	—	205	205
Total Revenues	$107,175	$205	$107,380

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	Six Months Ended June 30, 2020
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$44,694	$—	$44,694
Wholesale vehicle sales	5,036	—	5,036
Finance and insurance, net	1,787	—	1,787
Lease income, net	—	272	272
Total Revenues	$51,517	$272	$51,789
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail vehicles:
Retail vehicle sales	$44,230	$23,652	$94,613	$44,694
Retail vehicle cost of sales	41,641	21,991	90,558	41,546
Gross Profit – Retail Vehicles	$2,589	$1,661	$4,055	$3,148
Wholesale vehicles:
Wholesale vehicle sales	$4,660	$1,725	$9,228	$5,036
Wholesale vehicle cost of sales	4,945	1,679	10,632	5,042
Gross Profit – Wholesale Vehicles	$(285)	$46	$(1,404)	$(6)
Retail Vehicle Sales
The Company sells used vehicles to retail customers through its 15 retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle.
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
Finance and Insurance, net
The Company provides customers with options for financing, insurance and extended warranties. Certain warranties are serviced by a company owned by a major stockholder. All other services are provided by third-party vendors, and the Company has agreements with each of these vendors giving the Company the right to offer such services.
When a customer selects a service from these third-party vendors, the Company earns a commission based on the actual price paid or financed. The Company concluded that it is an agent for these transactions because it does not control the products

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
before they are transferred to the customer. Accordingly, the Company recognizes finance and insurance revenue at the point in time when the customer enters into the contract.
Note 5 — Marketable Securities
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$180	$3	$—	$183
Corporate bonds	50,546	6	(57)	50,495
Municipal bonds	56,323	7	(15)	56,315
Commercial paper	69,469	—	—	69,469
Foreign governments	1,927	—	(4)	1,923
Total Fixed Maturity Debt Securities	$178,445	$16	$(76)	$178,385

	December 31, 2020
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$240	$6	$—	$246
Corporate bonds	261	5	(1)	265
U.S. states, territories and political subdivisions	141	5	—	146
Total Fixed Maturity Debt Securities	$642	$16	$(1)	$657
The amortized cost and fair value of the Company’s fixed maturity debt securities as of June 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$173,660	$173,603
Due after one year through five years	4,537	4,531
Due after five years through ten years	248	251
Total	$178,445	$178,385

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of June 30, 2021 and December 31, 2020:

		June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$49,253	$(56)	$59	$(1)	$49,312	$(57)
Municipal bonds	33,813	(15)	—	—	33,813	(15)
Foreign governments	1,922	(4)	—	—	1,922	(4)
Total Fixed Maturity Debt Securities	$84,988	$(75)	$59	$(1)	$85,047	$(76)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

		December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$39	$(1)	$—	$—	$39	$(1)
Total Fixed Maturity Debt Securities	$39	$(1)	$—	$—	$39	$(1)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of June 30, 2021, the Company’s fixed maturity portfolio had 3 securities with gross unrealized losses totaling $1 that had been in loss positions in excess of 12 months and 146 securities with gross unrealized losses totaling $75 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $7, or 0.3% of its amortized cost. As of December 31, 2020, the Company’s fixed maturity portfolio had no securities with gross unrealized losses that had been in loss positions in excess of 12 months and 3 securities with gross unrealized losses totaling $1 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $325 (actual), or 1.6% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Cost	Fair Value
Equity securities	$432	$520

	December 31, 2020
	Cost	Fair Value
Equity securities	$335	$375
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the six months ended June 30, 2021 and 2020 consisted of the following:

	June 30, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$128,954	$7	$(2)	$5
Equity securities	—	—	—	—
Total Marketable Securities	$128,954	$7	$(2)	$5

	June 30, 2020
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$15	$—	$—	$—
Equity securities	6	3	—	3
Total Marketable Securities	$21	$3	$—	$3

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of June 30, 2021 and December 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26	$—	$—	$26
Equity securities	520	—	—	520
Fixed maturity debt securities, including cash equivalents	—	205,043	—	205,043
Total Assets	$546	$205,043	$—	$205,589
Liabilities:
Merger warrants liability	16,501	9,840	—	26,341
Earnout shares	—	—	30,228	30,228
Total Liabilities	$16,501	$9,840	$30,228	$56,569

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$405	$—	$—	$405
Equity securities	375	—	—	375
Fixed maturity debt securities	246	411	—	657
Total Assets	$1,026	$411	$—	$1,437
Liabilities:
Redeemable convertible preferred stock tranche obligation	$—	$—	$2,832	$2,832
Historic warrants liability	—	—	144	144
Total Liabilities	$—	$—	$2,976	$2,976

Money market funds consist of highly liquid investments with original maturities of three months or less and classified in restricted cash in the accompanying condensed consolidated balance sheets.
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the six months ended June 30, 2021 and 2020.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the six months ended June 30, 2021 and 2020:

	January 1, 2021	Issuances	Settlements	Change in fair value	June 30, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144	—	(144)	—	—
Earnout shares	—	74,284	—	(44,056)	30,228
Total	$2,976	$74,284	$(2,976)	$(44,056)	$30,228

	January 1, 2020	Issuances	Settlements	Change in fair value	June 30, 2020
Redeemable convertible preferred stock tranche obligation	$3,755	$—	$—	$(284)	$3,471
Historic warrants liability	115	—	—	(13)	102
Total	$3,870	$—	$—	$(297)	$3,573

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	June 30, 2021	January 21, 2021
Expected volatility	85.00%	80.00%
Starting stock price	$5.46	$11.31
Expected term (in years)	4.6 years	5 years
Risk-free interest rate	0.79%	0.45%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00
Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with Automotive Finance Corporation (“AFC”). In June, the Company expanded the floor plan credit facility by $10,000 to a total of $40,000. The carrying value of the Ally Financial floor plan notes payable outstanding as of June 30, 2021 approximates fair value due to its variable interest rate determined to approximate current market rates.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	June 30, 2021	December 31, 2020
Contracts in transit	$4,939	$3,321
Trade	295	240
Finance commission	244	132
Other	—	506
Total	5,478	4,199
Allowance for doubtful accounts	(67)	(67)
Total Accounts Receivable, net	$5,411	$4,132
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	June 30, 2021	December 31, 2020
Used vehicles	$47,454	$11,202
Parts	15	—
Total	$47,469	$11,202
Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility, which was expanded to $40,000 in the second quarter, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of June 30, 2021 was 3.25%.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	June 30, 2021	December 31, 2020
Capital lease assets	$7,809	$1,305
Leasehold improvements	1,361	702
Furniture, fixtures and equipment	3,649	760
Corporate vehicles	143	143
Total property and equipment	12,962	2,910
Less: accumulated depreciation	(1,300)	(1,042)
Property and Equipment, net	$11,662	$1,868
Depreciation expense for property and equipment was approximately $258 and $101 for the six months ended June 30, 2021 and 2020, respectively.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 10 — Other Assets
The following table summarizes other assets as of:

	June 30, 2021	December 31, 2020
Other Current Assets:
Lease receivable, net	$23	$36
Deferred acquisition costs	45	72
Prepaid expenses	4,957	679
Interest receivable	1,228	—
Deferred transaction costs	—	5,892
Total Other Current Assets	$6,253	$6,679
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	64	48
Security deposits	4,310	235
Total Other Assets	$4,390	$299
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	June 30, 2021	December 31, 2020
Capital lease obligation	7,791	1,305
Promissory note	—	2,990
Convertible notes payable, net	—	3,325
Paycheck Protection Program loan	—	1,749
	7,791	9,369
Current portion of long-term debt	(212)	(6,370)
Long-term Debt	$7,579	$2,999
Promissory Note
Concurrently with the closing of the Merger on January 21, 2021, the promissory note was extinguished through a cash payment of $3,000.

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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Payroll Protection Program Loan
In April 2020, the Company received a Paycheck Protection Program (“PPP”) loan, a new loan program under the Small Business Administration’s 7(a) program providing loans to qualifying businesses, totaling approximately $1,749. As of December 31, 2020, the Company had an outstanding PPP loan balance of $1,749, which was extinguished concurrently with the closing of the Merger.
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	June 30, 2021	December 31, 2020
License and title fees	$797	$785
Payroll and bonuses	2,200	837
Deferred rent	535	199
Technology	5,007	—
Other	4,699	1,742
Total Accrued Expenses	$13,238	$3,563
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	June 30, 2021	December 31, 2020
Other Liabilities, Current
Unearned insurance premiums	$703	$256
Other payables - marketable securities	4,722	—
Other Liabilities, Current	$5,425	$256
Other Liabilities
Unearned insurance premiums	1,106	1,680
Other long-term liabilities	126	135
Historic warrants liability	—	144
Other Liabilities, Long-term	$1,232	$1,959
On June 21, 2021, the Company withdrew $50,000 from the institution holding its marketable securities. As of June 30, 2021, the Company had paid $45,278 from money market funds, maturities and sales of marketable securities to the institution holding its marketable securities. The remaining cash withdrawn is payable upon the maturity or sale of the Company’s investments.
Note 14 — Lease Commitments
The Company leases its operating facilities from various third parties under non-cancelable operating and capital leases. The leases require various monthly rental payments ranging from approximately $3 to $48, with various ending dates through September 2036. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. Rent expense for all operating facility leases was approximately $1,599 and $462 for the six months ended June 30, 2021 and 2020, respectively. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in deferred rent, within Accrued expenses.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following is a table of facility lease commitments due for the next five years, and thereafter, as of June 30, 2021:

	Total Per Year	Total Capital Leases
2021 (remaining)	$1,719	$269
2022	4,298	1,037
2023	4,161	1,048
2024	3,184	1,058
2025	2,976	1,069
Thereafter	9,168	10,643
Total	$25,506	$15,124
Less: amount representing interest		(7,333)
Present value of minimum lease payments		7,791
Less: current obligation		(212)
Long-term obligations under capital lease		$7,579
The Company also leases vehicles from a third party under noncancelable operating leases and leases these same vehicles to end customers with similar lease terms, with the exception of the interest rate. The leases require various monthly rental payments from the Company ranging from $291 to $1,770 (actual) with various ending dates through June 2025.
The following is a schedule of the approximate future minimum lease payments due to third parties and the related expected future receipts related to these lease vehicles as of June 30, 2021:

	Payments Due to Third-Parties	Future Receipts
2021 (remaining)	$964	$1,164
2022	1,713	2,048
2023	1,089	1,286
2024	664	779
2025	293	340
Total	$4,723	$5,617
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
Legal Matters
On July 8, 2021, purported CarLotz stockholder Daniel Erdman, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Daniel Erdman v. CarLotz, Inc., et al., Case No. 1:21-cv-05906-RA. The action is stated to be brought on behalf of purchasers of the stock of Acamar Partners Acquisition Corp. and CarLotz during the period

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On July 20, 2021, purported CarLotz stockholder Michael Widuck, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Widuck v. CarLotz, Inc., et al., Case No. 1:21-cv-06191-RA. The action is stated to be brought on behalf of purchasers of the stock of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On August 5, 2021, purported CarLotz stockholder Michael Turk, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Turk v. CarLotz, Inc., et al., Case No. 1:21-cv-06627-RA. The action is stated to be brought on behalf of purchasers of the stock of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
In addition to the matters above, the Company is involved in certain legal matters that it considers incidental to its business. In management’s opinion, none of these legal matters will have a material effect on the Company’s financial position or results of operations.
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
Note 17 — Stock-Based Compensation Plan
Stock Option Plans
The Company has three stock incentive plans, the “2011 Stock Option Plan,” the “2017 Stock Option Plan” and the “2020 Incentive Award Plan,” to promote the long-term growth and profitability of the Company. The plans do this by providing senior management and other employees with incentive to improve shareholder value and contribute to the growth and financial success of the Company by granting equity instruments to these stakeholders.
Share-based compensation expense was recorded for the six months ended June 30, 2021 and 2020 of approximately $45,667 and $37, respectively.
The Company estimates the fair value of stock options using the Black-Scholes pricing model. The Black-Scholes pricing model requires the use of subjective inputs such as stock price volatility. Changes in the inputs can materially affect the fair value estimates and ultimately the amount of stock-based compensation expense that is recognized.
During the six months ended June 30, 2021 and 2020, there were no grants related to the 2011 Stock Option Plan.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the six months ended June 30, 2021 and 2020 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (June 30, 2021)	1,515,146	0.58
Vested (as of June 30, 2021)	1,515,146	$0.58

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2019)	1,571,205	$0.59
Granted	—	—
Forfeited	—	—
Balance (June 30, 2020)	1,571,205	0.59
Vested (as of June 30, 2020)	1,482,528	$0.59
The following summarizes certain information about stock options vested and expected to vest as of June 30, 2021 related to the 2011 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,515,146	1.17 years	$0.58
Exercisable	1,515,146	1.17 years	$0.58
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2021 and December 31, 2020 was $4.88.

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
(In thousands, except share data)
stock options related to the 2017 Stock Option Plan have an exercise price of $0.92 per share. All stock options related to the 2017 Stock Option Plan expire 10 years after the grant date, which ranges from March 2028 to October 2029.

A summary of activity for the six months ended June 30, 2021 and 2020 for the 2017 Stock Option Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (June 30, 2021)	3,961,658	$0.92
Vested (as of June 30, 2021)	3,538,672	$0.92

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2019)	2,845,557	$0.96
Granted	509,635	0.96
Forfeited	—	—
Balance (June 30, 2020)	3,355,192	$0.96
The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted 8 employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. These options resulted in $186 of cash consideration and $4,462 of share based compensation that will be recognized over the service period of four years. For the six months ended June 30, 2021, $493 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of June 30, 2021 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,961,658	8.06 years	$0.92
Exercisable	3,538,672	7.93 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2021 and December 31, 2020 was $4.51.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.6 - 4.8 years
Risk-free interest rate	0.32% - 0.45%
The options associated with the 2020 Incentive Award Plan vest over a service period of four years. A summary of activity for the six months ended June 30, 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,426,514	11.34
Forfeited	—	—
Balance (June 30, 2021)	1,426,514	$11.34
Exercisable	—	$—
The grant date fair value of the options was between $6.70 to $7.77. For the six months ended June 30, 2021, $1,222 of share based compensation was recognized. As of June 30, 2021, there was approximately $9,845 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The inputs used for the 2020 Incentive Award Plan options were as follows for the six months ended June 30, 2021:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	6.25 years
Risk-free interest rate	0.62% - 0.79%
The restricted shares associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the six months ended June 30, 2021 for the restricted shares associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2020)	—	$—
Granted	616,224	5.97
Vested	—	—
Forfeited	(1,044)	—
Balance (June 30, 2021)	615,180	$5.97
The grant date fair value of the restricted shares was $5.97. For the six months ended June 30, 2021, $417 of share based compensation cost was recognized. As of June 30, 2021, there was approximately $2,306 of unrecognized compensation cost that vests over a service period of four years and $949 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the 2020 Stock Incentive Award Plan.
Earnout Restricted Stock Units

Former CarLotz option holders as of the effective time of the Merger received 640,421 earnout restricted stock units (Earnout RSUs). The Earnout RSUs vest if certain targets are met in the post-Merger period. The earnouts for the Earnout RSUs are subject to an earnout period, which is defined as the date 60 months following the consummation of the Merger. The

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Merger closed on January 21, 2021, and the earnout period expires January 21, 2026. Earnout RSUs will vest if any of the following conditions are achieved following January 21, 2021:
i.If at any time during the 60 months following the Closing Date (the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of the common stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), 50% of the Earnout RSUs will vest.
ii.If at any time prior to the Forfeiture Date, the closing trading price of the common stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), 50% of the Earnout RSUs will vest.
iii.If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unvested Earnout RSUs are forfeited. All unvested Earnout RSUs will vest if there is a change of control of the Company that will result in the holders of the common stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.

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
A summary of activity for the six months ended June 30, 2021 for the RSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (June 30, 2021)	640,421	$10.70
During the six months ended June 30, 2021, the Company recognized $4,065 of stock-based compensation cost. As of June 30, 2021, there was approximately $2,785 of total unrecognized compensation cost related to the RSUs that will be recognized during 2021.

The inputs used to value the Earnout RSUs were as follows at January 21, 2021:

Expected volatility	80.00%
Starting stock price	$11.31
Expected term (in years)	5 years
Risk-free interest rate	0.45%
Earnout hurdle	$12.50-$15.00
Note 18 — Income Taxes
During the six months ended June 30, 2021, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through June 30, 2021 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Management reevaluates the positive and negative evidence at each reporting period. As of June 30, 2021 and December 31, 2020, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of June 30, 2021 and December 31, 2020.
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(7,205)	$(213)	$(22,227)	$(1,720)
Denominator:
Weighted average common shares outstanding, basic and diluted	113,670,060	58,621,041	107,279,227	58,621,041
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.06)	$0.00	$(0.21)	$(0.03)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three and six months ended June 30, 2021 and 2020:

	2021	2020
Public warrants	10,185,774	—
Private warrants	6,074,310	—
Earnout RSUs	640,421	—
Earnout shares	6,945,732	—
Convertible notes payable	—	3,452,002
Historic warrants	—	776,143
Stock options outstanding to purchase shares of common stock	6,903,318	4,926,397
Unvested RSUs	615,180	—
Total	31,364,735	9,154,542
Note 20 — Concentrations
In mid-May 2021, the corporate vehicle sourcing partner that accounted for 10% or more of the Company’s total purchases informed the Company that it would be pausing its consignment of vehicles to the Company, with immediate effect, due to the current strength of the wholesale market for vehicles. The corporate vehicle sourcing partner that paused its consignments represented 32% of the vehicles the Company sold for the three months ended June 30, 2021 and 48% of the vehicles the Company sold for the six months ended June 30, 2021. The Company primarily replaced the supply by sourcing vehicles at auction as well as some increased supply from other vehicle sourcing partners.
For the periods ended June 30, 2021 and 2020, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Subsequent Events
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 9, 2021, the date the financial statements were available to be issued.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Additional Hub Locations
Subsequent to the quarter ended June 30, 2021, CarLotz expanded into one new location with a hub opening in Denver, Colorado. The Denver hub is CarLotz’ first location in the state of Colorado and sixteenth location overall.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Such statements, including statements regarding our ability to: execute our geographic expansion policy; manage our business through the COVID-19 pandemic; achieve our expected revenue growth and effectively manage growth; achieve and maintain profitability in the future; innovate and expand our technological leadership; invest in additional reconditioning capacity; further penetrate existing accounts and key vehicle channels; add new corporate vehicle sourcing partners; increase our service offerings and price optimization; effectively promote our brand and increase brand awareness; expand our product offerings and introduce additional products and services; enhance future operating and financial results; acquire and protect intellectual property; attract, train and retain key personnel, including sales and customer service personnel; acquire and integrate other companies and technologies; remediate material weakness in internal control over financial reporting; comply with laws and regulations applicable to our business; and successfully defend litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Overview
CarLotz is a leading consignment-to-retail used vehicle marketplace that provides our corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel. Our mission is to create the world’s greatest vehicle buying and selling experience. We operate a technology-enabled buying, sourcing and selling model that offers a seamless omni-channel experience and comprehensive selection of vehicles. Our proprietary technology provides our corporate vehicle sourcing partners with real-time performance metrics and data analytics along with custom business intelligence reporting that enables price and vehicle triage optimization between the wholesale and retail channels.
We offer our products and services to (i) corporate vehicle sourcing partners, (ii) retail sellers of used vehicles and (iii) retail customers seeking to buy used vehicles. Our corporate vehicle sourcing partners include fleet leasing companies, rental car companies, banks, captive finance companies, third-party remarketers, wholesalers, corporations managing their own fleets and OEMs. We offer our corporate vehicle sourcing partners a pioneering, Retail Remarketing™ service that fully integrates with their existing technology platforms. For individuals who are our retail sellers, we offer a hassle-free selling experience that allows them to stay fully informed by tracking the sale process through our easy to navigate online portal. We offer our retail customers a hassle-free vehicle buying experience. Buyers can browse our inventory online through our website or at our locations as well as select from our fully integrated financing and insurance products with ease.
Founded in 2011, CarLotz currently operates sixteen retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Southcentral, Midwest, West and Pacific Northwest regions of the United States.

Our current facilities are located in Virginia, North Carolina, Florida, Illinois, Texas, Tennessee, California, Colorado and Washington State.
Our hubs act as both physical showrooms with retail sales volumes and as consignment centers where we can source, process and recondition newly acquired vehicles. Our ability to source vehicles through these locations is important to our asset-light business model. At these hubs, our vehicles undergo an extensive 133-point inspection and reconditioning process in preparation for resale. Our hubs are more than just locations to buy, sell and repair vehicles and are crucial to the information and data-analytics that we make available to our corporate vehicle sourcing partners and retail customers.
For our corporate vehicle sourcing partners, we have developed proprietary technology that integrates with their internal systems and supports every step in the consignment, reconditioning and sales process. For our retail buyers, we have developed a fully digital, end-to-end e-commerce platform that includes every step in the vehicle selection, financing and check-out process. To supplement these systems, we have developed custom-built data analytics tools that provide real time information to our corporate vehicle sourcing partners, retail sellers, retail buyers and ourselves. For our retail buyers, we offer a fully digital and hassle-free process that offers our full range of services, as we continue to expand our technological solutions. Our strategy is to roll out a fully integrated mobile application while continuing to expand our digital car buying platform.

Business Update

We experienced strong retail GPU and gross profit performance for the three months ended June 30, 2021, due primarily to higher average selling prices for vehicles sourced in the first half of the quarter via purchase and consignment at lower relative cost as average used vehicle selling prices were appreciating, resulting from high consumer demand. As previously disclosed, in mid-May 2021, the corporate vehicle sourcing partner that accounted for more than 60% of the cars we sold during the fourth quarter of 2020 and the three months ended March 31, 2021 informed us that it would be pausing its consignment of vehicles to us, with immediate effect, due to the current strength of the wholesale market for vehicles. In order to secure sufficient inventory for sale following such pause in consignments, we significantly increased our purchasing of vehicles through wholesale auctions. At June 30, 2021, consigned vehicles represented approximately 20% of our vehicle inventory. This mix has continued into the third quarter to date. Retail GPU and gross profit decreased during the second half of the quarter as average used vehicle sale prices began to level off, reducing the margin between our selling prices and vehicle acquisition costs that we benefited from in the first half of the quarter.

In the past few weeks, we began discussions with our corporate vehicle sourcing partner that paused their consignments with respect to the potential resumption of consignments. We have consigned several vehicles in the last week. We cannot provide assurance, though, as to when this corporate vehicle sourcing partner will consign a material volume of vehicles, and if the price, types and quality of such vehicles will be attractive to us.

During the first half of 2021 and continuing in the third quarter to date, due to the continuing chip shortage and COVID-related supply chain issues constraining supply coupled with significant consumer demand influenced by COVID-related financial stimulus, there has been a sustained compression of the margin between retail and wholesale prices, which has reduced the value we can deliver to our corporate vehicle sourcing partners via Retail Remarketing™, making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. While this gap between retail and wholesale prices is beginning to return, supply of used vehicles from our corporate vehicle sourcing partners is severely constrained by the lack of new vehicle supply due to the chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

Having to source a significant majority of our vehicles via wholesale auction during a period of severe supply constraints has limited the types of cars available to us for purchase to generally lower aged vehicles with higher average price points than in prior quarters. This difference in inventory has resulted in increasing average days to sale and increasing our exposure to depreciation in selling prices as well as lower unit sales. We have experienced depreciation in retail gross profit in the third quarter, and we expect gross profit to be at decreased levels until the used vehicle market normalizes and the mix of inventory changes.

As a result of the factors described above, our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to gross profit. We expect a similar extended ramp up period to profitability and unit sales with additional hubs that we open prior to market conditions normalizing.

Revenue Generation
CarLotz generates a significant majority of its revenue from contracts with customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Customers also frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. We also sell vehicles to wholesalers or other dealers, primarily at auctions. Generally, the vehicles sold to wholesalers or other dealers are vehicles acquired via trade-in, acquired via consignment that do not meet our quality standards for sale to retail customers, or vehicles that remain unsold at the end of the consignment period. CarLotz generates revenue from providing retail vehicle buyers with options for financing, insurance and extended warranties. Our revenue for the six months ended June 30, 2021 and 2020 was $94.6 million and $44.7 million, respectively.
Inventory Sourcing

We source vehicles from both corporate and consumer sellers, and auctions. We source vehicles non-competitively through the industry’s leading consignment to retail sales model, and we also source vehicles competitively through purchase as necessary to provide inventory at our newer hub locations, to round out our inventory and during periods such as the one we are currently experiencing when market conditions reduce the incremental value we are able to provide to our sourcing partners through the retail channel as compared to the wholesale channel. We maintain long-term sourcing relationships with numerous key blue-chip national accounts and have a sales pipeline of potential new accounts. We support our corporate vehicle sourcing partners by offering an integrated technology platform that allows our supply partners to track the sale process of their vehicles in real-time, along with a custom system for managing customer leads and leads from third party providers.
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
In addition to our flat fee model, we also enter into alternative fee arrangements with certain corporate vehicle sourcing partners based on a return above a wholesale index or based on a profit share program. Under these alternative fee arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on the unit’s sale price, and fees we are able to charge in connection with the sale. As we do not have long-term contracts with any of our corporate vehicle sourcing partners and do not require them to make vehicles available to us, our volume and mix of vehicles from our corporate vehicle sourcing partners has and will continue to fluctuate over time.
We also have dealer owned inventory that operates in a similar manner to traditional used car dealers and which exposes us more directly to the effects of changes in vehicle prices and, particularly when sourcing via wholesale auction purchase, to the margin between retail and wholesale prices. Our gross profit per unit is therefore likely to fluctuate from period to period, perhaps significantly, due to our mix of flat fee, dealer owned and alternative fee arrangements as well as due to our acquisition costs and the sales prices and fees we are able to collect on the vehicles.
Generally, our hubs have integrated vehicle processing centers, which allows us to recondition vehicles at the hub. Our step-by-step process includes all aspects of preparing a vehicle for sale, including a 133-point inspection, mechanical and body reconditioning, detail, merchandising and imaging. As we scale our business, our plan is to invest in increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, our strategy is to make capital investments in additional hubs with integrated vehicle processing centers by leveraging our data analytics and industry experience and taking into account a combination of factors, including proximity to buyers and sellers, transportation costs and access to inbound inventory. All of these initiatives are designed to lower reconditioning costs per unit.
Regional Hub Network
Through our full service e-commerce website and sixteen regional hubs, we provide a seamless shopping experience for today’s modern vehicle buyer, allowing our nationwide retail customers to transact online, in-person or a combination of both. We offer a full-spectrum of inventory, including high-value and commercial vehicles, available for delivery anywhere in the U.S. Our regional hubs allow for test drives and on-site purchase, which we plan to expand to nationwide coverage.

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
Factors Affecting our Performance
Expansion into New Geographic Markets
We actively monitor attractive markets to enter, with a focus on highly concentrated or growing demographic areas and attractive start-up costs. Our real estate team has identified new hub locations, in furtherance of our goal of opening 14 to 16 new hubs in 2021. Seven new hubs were opened in the six months ended June 30, 2020 in Florida, Tennessee, Virginia, California, Illinois and Washington. In addition, we had a new hub open in Colorado on July 26, 2021. We believe an expanded footprint will enable us to increase our vehicle sales and further penetrate our national vehicle sourcing partners while also attracting new corporate vehicle sourcing partners that were previously unavailable due to our geographic limitations. The laws of certain states that we enter may currently or in the future restrict our operations or limit the fees we can charge for certain services.
Further Penetration of Existing Accounts and Key Vehicle Channels
We believe that we can benefit from significant untapped volume with existing corporate vehicle sourcing partners and that our growing footprint will allow us to better serve our national accounts. Many of our existing sourcing partners still sell less than 5% of their volumes through the retail channel. As Retail Remarketing™ continues to develop as a more established alternative and as CarLotz expands to service buyers and sellers nationwide, we anticipate growth with our existing commercial sellers, after the supply constraints return to normal.
Innovation and Expanded Technological Leadership
We are constantly reviewing our technology platform, and our strategy is to leverage our existing technological leadership through our end-to-end e-commerce platform to continually enhance both the car buying and selling experience, while providing insightful data analytics in real time. Over the next two years, we plan to invest significantly in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing and enhance our business intelligence capabilities with increased machine learning and artificial intelligence. In addition, we plan to invest significant amounts for various retail and processing enhancements.
Investments in Additional Processing Capacity
As we scale our business, our plan is to invest in increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, our strategy is to make capital investments in additional processing centers by leveraging our data analytics and industry experience and taking into account a combination of factors, including proximity to buyers and sellers, transportation costs and access to inbound inventory. All of these initiatives are designed to lower reconditioning costs per unit and thereby improve per unit economics.
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

Increased Service Offerings and Price Optimization
As we further develop the CarLotz brand, we believe our enhanced platform will support increased revenue from product sales and optimized vehicle pricing. Areas of potential further investment in service offerings include (i) expansion of existing and new F&I products that may cover appearance, roadside assistance, key insurance and wheel and tire production and (ii) further development of a front-end digital solution to source more vehicles from consumers.
Seasonality
Used vehicle sales exhibit seasonality with sales typically peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also exhibit seasonality, with used vehicle prices depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Because of the market dynamics that drove up the average sales price of used cars, we could see used car prices depreciating at a faster rate than historically seen in the last two quarters of the year.
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and may continue to do so for the remainder of 2021 and beyond. To address the reduction from this supply source, we have begun sourcing the majority of our vehicles through wholesale auction channels. Because we are purchasing these vehicles, there is greater risk to the Company on the margin between the cost of the vehicle and the selling price, and we have seen compression of gross profit during the third quarter, which we expect to continue through the balance of the year. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate due to recent declines in retail market prices.

We cannot provide assurance of the ultimate significance and duration of COVID-19 and the variants’ disruption to our operations for several reasons, including, but not limited to, uncertainty regarding the duration of the pandemic and related disruptions, the impact of governmental orders and regulations that have been, and may in the future be, imposed, and the impact of COVID-19 and the variants on our customers and corporate vehicle sourcing partners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail vehicles sold	2,009	1,376	4,563	2,829
Number of hubs	15	8	15	8
Average monthly unique visitors	177,377	52,236	178,080	57,346
Vehicles available for sale	1,431	819	1,431	819
Retail gross profit per unit	$2,175	$1,858	$1,619	$1,744
Percentage of unit sales via consignment	60%	60%	72%	55%

Retail Vehicles Sold
We define retail vehicles sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a three-day, 500 mile exchange policy. The number of retail vehicles sold is the primary contributor to our revenues and gross profit, since retail vehicles enable multiple complementary revenue streams, including all finance and insurance products. We view retail vehicles sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.
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
Vehicles Available-for-Sale
We define vehicles available-for-sale as the number of vehicles listed for sale on our website on the last day of a given reporting period. Along with our hub expansion, we view vehicles available-for-sale as a key measure of our growth. Growth in vehicles available-for-sale increases the selection of vehicles available to consumers in all of our markets simultaneously, which we believe will allow us to increase the number of vehicles we sell. Moreover, growth in inventory units available is an indicator of our ability to scale our vehicle sourcing, inspection and reconditioning operations.
Retail Gross Profit per Unit
We define retail gross profit per unit as the aggregate retail and F&I gross profit in a given period divided by retail vehicles sold during that period. Total retail gross profit per unit is driven by sales of used vehicles and the profit margin and fees on sale of those vehicles, each of which may generate additional revenue from providing retail vehicle buyers with options for financing, insurance and extended warranties. We believe gross profit per unit is a key measure of our growth and long-term profitability.
Percentage of unit sales sourced via consignment

We define percentage of unit sales sourced via consignment as the percentage derived by dividing the number of vehicles sold during the period that were sourced via consignment divided by the total number of vehicles sold during the period. This is key because this metric underlies part of our competitive advantage in the market. The percentage of unit sales sourced via consignment dropped in the second quarter of 2021 due to the pause by our largest vehicles sourcing partner, which led to our sourcing more of our vehicles competitively at auction. GPU for the quarter remained strong because of increased finance and insurance penetration and dealer inventory sourced in the first half of the quarter being sold at attractive prices to the retail buyer in a macroeconomic environment where the average used vehicle sales price was appreciating. GPU was lower in the second half of the quarter as dealer inventory was sourced at higher prices while selling prices leveled off. We have experienced lower gross profit on vehicle sales in the third quarter to date. We anticipate this will continue in the third and fourth quarters as we expect gross profit to be at decreased levels until the used vehicle market normalizes and the mix of inventory changes.
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
Wholesale Vehicle Sales
We sell wholesale vehicles primarily through auction as wholesale vehicles acquired often do not meet our standards for retail vehicle sales. Revenue from wholesale vehicle sales is recognized when the vehicle is sold, either at auction or directly to a wholesaler, and title to the vehicle passes to the buyer.
Finance and Insurance, net
We provide customers with options for financing, insurance and extended warranties. Certain warranties sold beginning January 1, 2019 are serviced by a company owned by a major stockholder. All other such services are provided by third-party vendors with whom we have agreements giving us the right to offer such services directly. When a customer selects a service from these third-party vendors, we earn a commission based on the actual price paid or financed. We recognize finance and insurance revenue at the point in time when the customer enters into the contract.
Lease Income, net
Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors.
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
Depreciation and Amortization
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of 15 years or the underlying lease terms for leasehold improvements, one to five years for equipment, furniture and fixtures, and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to B2B customers is calculated using the straight-line over the estimated useful life.
Non-Operating Expenses
Non-operating expenses represent the change in fair value of the Merger warrants and the earnout shares. Additional non-operating income and expense include interest income on marketable securities, floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s former $12 million revolving floor plan facility with Automotive Finance Corporation and floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s current $40 million revolving floor plan facility with Ally.

Results of Operations
The following table presents our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Revenues:
Retail vehicle sales	$44,230	$23,652	$94,613	$44,694
Wholesale vehicle sales	4,660	1,725	9,228	5,036
Finance and insurance, net	1,780	895	3,334	1,787
Lease income, net	98	127	205	272
Total Revenues	50,768	26,399	107,380	51,789
Cost of sales (exclusive of depreciation)	46,586	23,670	101,190	46,588
Gross Profit	4,182	2,729	6,190	5,201
Operating Expenses:
Selling, general and administrative	19,386	3,073	38,259	6,989
Stock based compensation expense	3,704	3	45,667	37
Depreciation expense	95	91	478	191
Management fee expense – related party	—	70	2	132
Total Operating Expenses	23,185	3,237	84,406	7,349
Loss from Operations	(19,003)	(508)	(78,216)	(2,148)
Interest expense	184	107	359	256
Other Income (Expense), net
Change in fair value of Merger warrants liability	325	—	12,683	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	345	—	629
Change in fair value of earnout provision	12,210	—	44,056	—
Other (expense) income	(553)	61	(391)	64
Total Other Income (Expense), net	11,982	406	56,348	693
Loss Before Income Tax Expense	(7,205)	(209)	(22,227)	(1,711)
Income tax expense	—	4	—	9
Net Loss	$(7,205)	$(213)	$(22,227)	$(1,720)
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
Lease Income, net:   Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors.

Three and Six Months Ended June 30, 2021 and 2020
The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit metrics)			($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$44,230	$23,652	87.0%	$94,613	$44,694	111.7%
Wholesale vehicle sales	4,660	1,725	170.1%	9,228	5,036	83.2%
Finance and insurance, net	1,780	895	98.9%	3,334	1,787	86.6%
Lease income, net	98	127	(22.8)%	205	272	(24.6)%
Total revenues	50,768	26,399	92.3%	107,380	51,789	107.3%
Cost of sales:
Retail vehicle cost of sales	$41,641	$21,991	89.4%	$90,558	$41,546	118.0%
Wholesale vehicle cost of sales	4,945	1,679	194.5%	10,632	5,042	110.9%
Total cost of sales	$46,586	$23,670	96.8%	$101,190	$46,588	117.2%
Gross profit:
Retail vehicle gross profit	$2,589	$1,661	55.9%	$4,055	$3,148	28.8%
Wholesale vehicle gross profit	(285)	46	719.6%	(1,404)	(6)	(23,300.0)%
Finance and insurance gross profit	1,780	895	98.9%	3,334	1,787	86.6%
Lease income, net	98	127	(22.8)%	205	272	(24.6)%
Total gross profit	$4,182	$2,729	53.2%	$6,190	$5,201	19.0%
Retail gross profit per unit(1):
Retail vehicles gross profit	2,589	1,661	55.9%	4,055	3,148	28.8%
Finance and insurance gross profit	1,780	895	98.9%	3,334	1,787	86.6%
Total retail vehicles and finance and insurance gross profit	4,369	2,556	70.9%	7,389	4,935	49.7%
Retail vehicles unit sales	2,009	1,376	46.0%	4,563	2,829	61.3%
Retail vehicles gross profit per unit	$2,175	$1,858	17.1%	$1,619	$1,744	(7.2)%
______________
(1)Gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.
Retail Vehicle Sales
Retail vehicle sales revenue increased by $20.6 million, or 87.0%, to $44.2 million during the three months ended June 30, 2021, from $23.7 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 2,009 retail vehicles in the three months ended June 30, 2021, compared to 1,376 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $4,757, to $21,393 during the three months ended June 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles. Same-hub unit sales were up 41%, with the balance of the increase in unit sales coming from hubs we have opened in 2021.
Retail vehicle sales revenue increased by $49.9 million, or 111.7%, to $94.6 million during the six months ended June 30, 2021, from $44.7 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 4,563 retail vehicles in the six months ended June 30, 2021, compared to 2,829 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $4,903, to $20,177 during the six months ended June 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles. The six months ended June 30, 2021 had better in-stock levels when compared to the in-stock levels based on the Covid-19 outlook for the comparable period in 2020. Same-hub unit sales were up 67%, with the balance of the increase in unit sales coming from hubs we have opened in 2021.

Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $2.9 million, or 170.1%, to $4.7 million during the three months ended June 30, 2021, from $1.7 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
Wholesale vehicle revenue increased by $4.2 million, or 83.2%, to $9.2 million during the six months ended June 30, 2021, from $5.0 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
Finance and Insurance (F&I)
F&I revenue increased by $0.9 million, or 98.9%, to $1.8 million during the three months ended June 30, 2021, from $0.9 million in the comparable period in 2020. This increase in F&I revenue was driven by our increase in retail unit sales and higher penetration of contract sales per unit sold.
F&I revenue increased by $1.5 million, or 86.6%, to $3.3 million during the six months ended June 30, 2021, from $1.8 million in the comparable period in 2020. This increase in F&I revenue was driven by our increase in retail unit sales and higher penetration of contract sales per unit sold.
Lease Income, net
Lease income, net was $0.1 million during the three months ended June 30, 2021, and 2020.
Lease income, net decreased by $0.1 million, or 24.6%, to $0.2 million during the six months ended June 30, 2021, from $0.3 million in the comparable period in 2020.
Cost of Sales
Cost of sales increased by $22.9 million, or 96.8%, to $46.6 million during the three months ended June 30, 2021, from $23.7 million in the comparable period in 2020. The increase was primarily due to an increased average acquisition price of the vehicles we sold in that period combined with an increase in the number of vehicles sold.
Cost of sales increased by $54.6 million, or 117.2%, to $101.2 million during the six months ended June 30, 2021, from $46.6 million in the comparable period in 2020. The increase was primarily due to an increased average acquisition price of the vehicles we sold in that period combined with an increase in the number of vehicles sold.
Retail Vehicle Gross Profit
Retail vehicle gross profit increased by $0.9 million, or 55.9%, to $2.6 million during the three months ended June 30, 2021, from $1.7 million in the comparable period in 2020. The increase in retail gross profit for the three months ended June 30, 2021 resulted from an increase in units sold, aided by more hubs in operation, and an increase in retail gross profit per unit compared to the same period in 2020. The increase in retail gross profit per unit was driven by increased profit margins due to higher prices relative to the acquisition costs.
Retail vehicle gross profit increased by $1.0 million, or 28.8%, to $4.1 million during the six months ended June 30, 2021, from $3.1 million in the comparable period in 2020. The increase in retail gross profit for the six months ended June 30, 2021, resulted from an increase in units sold, aided by more hubs in operation, and was slightly offset by a decrease in retail gross profit per unit compared to the same period in 2020. The decrease in retail gross profit per unit was driven by a higher portion of our sales in the first quarter of 2021 falling under an alternative fee arrangement with a corporate sourcing partner that does not reimburse repair and shipping expenses.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit (loss) decreased by $(0.3) million, to $(0.3) million during the three months ended June 30, 2021, from $0.0 million in the comparable period in 2020. The decrease was primarily driven by the number of delisted consignment units, primarily from our largest corporate account that paused sourcing, that were sent to wholesale, and the cost incurred to prepare those vehicles for sale at the time of consignment.

Wholesale vehicle gross profit (loss) decreased by $(1.4) million, to $(1.4) million during the six months ended June 30, 2021, from $0.0 million in the comparable period in 2020. The decrease was primarily driven by the number of delisted consignment units, primarily from our largest corporate account that paused sourcing, that were sent to wholesale, and the cost incurred to prepare those vehicles for sale at the time of consignment.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Compensation and benefits(1)	$5,907	$1,409	$12,763	$3,527
Marketing	3,906	399	6,432	940
Technology	2,453	118	5,378	276
Other costs(2)	7,120	1,147	13,686	2,246
Total selling, general and administrative expenses	$19,386	$3,073	$38,259	$6,989

(1)Compensation and benefits includes all payroll and related costs, including benefits, and payroll taxes, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.
(2)Other costs include all other selling, general and administrative expenses such as facilities costs, logistics and other administrative expenses.
Selling, general and administrative expenses increased by $16.3 million, to $19.4 million during the three months ended June 30, 2021, from $3.1 million in the comparable period in 2020. Costs related to being a public company increased $6.0 million, primarily due to legal, accounting and insurance costs, compensation and benefits increased $4.5 million due to increased corporate headcount and new hub openings, marketing expense increased $3.5 million in connection with marketing higher levels of inventory online and our national expansion, and technology expense increased $2.3 million due to website enhancements the Company has begun.
Selling, general and administrative expenses increased by $31.3 million, to $38.3 million during the six months ended June 30, 2021, from $7.0 million in the comparable period in 2020. Costs related to being a public company increased $11.4 million, primarily due to legal, accounting and insurance costs, compensation and benefits increased $9.2 million due to increased corporate headcount and new hub openings, marketing expense increased $5.5 million in connection with marketing higher levels of inventory online and our national expansion, and technology expense increased $5.1 million due to website enhancements the Company has begun.

Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our condensed consolidated financial statements).

Since inception, we have generally operated at a loss for most periods. As of June 30, 2021, we had cash and cash equivalents, restricted cash, and short-term marketable securities of $259.2 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations and expansion plans for at least the next 12 months. We expect that as we add hubs as part of our planned expansion and bring them to maturity, we will continue to operate at a loss until we achieve scale and are able to leverage our operating costs. Our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to gross profit. If this continues to be the case, our cash on hand together with cash generated from operating activities may therefore be insufficient to fully fund the planned expansion of our business over the next couple years. In such a case, we would need to revise our expansion strategy or engage in equity or debt financings to secure additional funds in order to fund our continued expansion or we would need to slow or postpone the expansion to preserve cash. We may also require additional funds to the extent our plans change, if we elect to acquire complementary businesses or due to unforeseen circumstances. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of June 30, 2021, we had $29.4 million principal outstanding under the Ally Facility, primarily from increased sourcing through vehicle purchases.
Under the Ally Facility, the Company is subject to financial covenants that require the Company to maintain at least 10% of the credit line in cash and cash equivalents, to maintain at least 10% of the credit line on deposit with Ally Bank and to maintain a minimum tangible net worth of $90 million calculated in accordance with U.S. GAAP.
Advances under the Ally Facility bear interest at a per annum rate designated from time to time by the Lender determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. The interest rate is currently the prime rate plus 2.50% per annum, or 5.75%. Advances under the Ally Facility, if not demanded earlier, are due and payable for each vehicle financed under the Ally Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Ally Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, our obligation to pay upon demand any outstanding liabilities of the Ally Facility), the Lender may, at its option and without notice to us, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to the Lender and its affiliates by us and our affiliates.
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

Cash Flows — Six Months Ended June 30, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(70,664)	$4,702
Net cash provided by (used in) investing activities	(189,099)	(791)
Net cash provided by (used in) financing activities	340,752	(2,552)
Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities was $(70.7) million, primarily driven by net loss of $(22.2) million adjusted for non-cash charges of $(9.8) million and net changes in our operating assets and liabilities of $(38.6) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(56.7) million, partially offset by stock compensation of $45.7 million. The changes in operating assets and liabilities are primarily driven by an increase in inventories $(36.3), an increase other current assets of $(5.5) million and an increase in other long-term assets of $(4.1) million, partially offset by an increase in accrued expenses of $6.2 million and an increase in accounts payable of $2.5 million.
For the six months ended June 30, 2020, net cash provided by operating activities was $4.7 million, primarily driven by net changes in our operating assets and liabilities of $6.8 million, partially offset by a net loss of $(1.7) million and non-cash charges with a $(0.4) million impact on operating cash flows. The changes in operating assets and liabilities were primarily driven by a decrease in inventories of $5.1 million, an increase of accounts payable $0.7 million and an increase in accrued expenses of $1.0 million, partially offset by an increase in accounts receivable of $(0.3) million. The non-cash adjustments primarily relate to an increase in fair value of the preferred stock tranche obligation of $(0.6) million offset by depreciation and amortization expense of property and equipment and lease vehicles of $0.1 million and $0.1 million, respectively.
Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $(188.9) million, primarily driven by purchases of marketable securities of $(307.6) million, the purchase of property and equipment of $(3.7) million and capitalized software costs of $(6.6) million, partially offset by proceeds from sales and maturities of marketable securities of $129.0 million.
For the six months ended June 30, 2020, net cash used in investing activities of $(0.8) million was primarily driven by purchases of marketable securities of $(0.7) million and the purchase of lease vehicles of $(0.1) million.
Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $340.8 million, primarily driven by the issuance of common stock to the PIPE investors and Former CarLotz shareholders of $435.0 million, an advance from the holder of marketable securities of $4.7 million, and borrowings on the floor plan facility of $52.4 million, partially offset by the payments made to existing shareholders of Former CarLotz as part of the Merger of $(62.7) million, transaction costs and advisory fees of $(47.6) million, payments on floor plan notes payable of $(29.1) million, payments made on accrued dividends of $(4.9) million, repayment of debt of $(4.7) million and the payment of cash consideration on options of $(2.5) million.
For the six months ended June 30, 2020, net cash used in financing activities was $(2.6) million, primarily driven by repayment of the floor plan note payable of $(13.4) million, partially offset by borrowings on the floor plan facility of $8.6 million and long-term debt borrowings of $2.2 million.

Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. As of June 30, 2021 our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
	($ in thousands)
Floor plan facility(1)	$29,427	$29,427	$—	$—	$—
Operating lease obligations	25,506	1,719	8,459	6,160	9,168
Total	$54,933	$31,146	$8,459	$6,160	$9,168
______________
(1)Represents the principal amount outstanding as of June 30, 2021. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the floor plan facility are payable when the underlying vehicle is sold, which is expected to be less than one year.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

For information on critical accounting policies, see “Critical Accounting Policy and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations attached as Exhibit 99.2 to our Current Report on Form 8-K/A filed with the SEC on March 15, 2021 and Part I, Item 2 of the Quarterly Report on Form 10-Q for the period ended March 31, 2021.
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
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of June 30, 2021, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
The cash and cash equivalents are held primarily for working capital purposes. These interest-earning instruments are subject to interest rate risk. To date, fluctuations in interest income have not been significant. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts and U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The

Wall Street Journal plus 2.50% per annum and, as of June 30, 2021, the prime rate as published in The Wall Street Journal was 3.25%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of June 30, 2021, we had total outstanding debt of $29.4 million under the floor plan facility.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, and which is still being remediated.

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

The material weakness identified relates to (i) our lack of sufficient accounting and financial reporting resources to address internal control over financial reporting and personnel with requisite knowledge and experience in application of U.S. GAAP and SEC rules and (ii) general information technology controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings

The information with respect to this Part II, Item 1can be found in Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the additional risk factors included below as well as the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
Sourcing vehicles via competitive purchases may expose us to additional risks or increase risks we are subject to.
When acquiring vehicles via competitive purchase, we take on all the risks of ownership of a vehicle. While purchasing a vehicle can provide an opportunity for us to retain higher profits than when selling on behalf of a vehicle consignor, it also exposes us to all of the risks of vehicle ownership. For purchased vehicles, we are not able to enter into any risk sharing arrangement with a vehicle consignor or to share any of the cost of preparing the vehicle for sale, whether directly or through fees deducted from the sale proceeds that we deliver to a vehicle consignor. Purchasing vehicles increases the amount of our assets represented by inventory at a given time, which may constrain the amount of inventory we can hold at a given time. In general, competitively sourced vehicles are obtained at a higher purchase price than non-competitively sourced vehicles, increasing the chance of selling at a loss and lower retail unit sales, especially during periods when we may be forced to be less selective in our purchases to maintain a sufficient level and variety of inventory. Sourcing vehicles via competitive purchase in general is likely to result in lower gross profit and GPU as compared to sourcing vehicles non-competitively as we are likely to pay a higher price for the same vehicle, which also results in increased interest expense due to higher borrowings under our floorplan facility.

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

10.1
Addendum to Inventory Financing and Security Agreement, dated April 7, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz Group, Inc. (incorporated by reference to Exhibit 10.22.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-252993), filed with the SEC on May 26, 2021.

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
_____________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2021.

CarLotz, Inc.

By:	/s/ THOMAS W. STOLTZ
Thomas W. Stoltz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)