Form 10-Q/A
period 2021-06-30
CarLotz, Inc.
filed 2021-08-13
CIK 1759008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

CarLotz, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the Securities and Exchange Commission on August 9, 2021 (the “Original Report”). The purpose of this Form 10-Q/A is to correct statements with respect to same-hub retail unit sales in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect that the statements refer to the percentage of the Company’s period-over-period increase in retail unit sales that was attributable to same-hub retail unit sales rather than stating that the percentages represented the percentage of the total increase in retail units associated with same-hub retail unit sales with the balance of the increase coming from hubs opened in 2021.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as amended to reflect the corrections described above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the corrections referred to above is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-Q/A.

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
Retail Vehicle Sales
Retail vehicle sales revenue increased by $20.6 million, or 87.0%, to $44.2 million during the three months ended June 30, 2021, from $23.7 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 2,009 retail vehicles in the three months ended June 30, 2021, compared to 1,376 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $4,757, to $21,393 during the three months ended June 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles. Same-hub unit sales represented 41% of our total unit sales growth of 633 units, with the balance of the increase in unit sales coming from hubs we have opened in 2021.
Retail vehicle sales revenue increased by $49.9 million, or 111.7%, to $94.6 million during the six months ended June 30, 2021, from $44.7 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 4,563 retail vehicles in the six months ended June 30, 2021, compared to 2,829 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $4,903, to $20,177 during the six months ended June 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles. The six months ended June 30, 2021 had better in-stock levels when compared to the in-stock levels based on the Covid-19 outlook for the comparable period in 2020. Same-hub unit sales represented 67% of our total unit sales growth of 1,734 units, with the balance of the increase in unit sales coming from hubs we have opened in 2021.

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
_____________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2021.

CarLotz, Inc.

By:	/s/ THOMAS W. STOLTZ
Thomas W. Stoltz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)