Form 10-Q
period 2021-09-30
CarLotz, Inc.
filed 2021-11-08
CIK 1759008

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had outstanding 113,982,884 shares of Class A common stock as of November 8, 2021.

TABLE OF CONTENTS
CarLotz, Inc.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CarLotz, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$57,504	$2,208
Restricted cash	214	605
Marketable securities – at fair value	143,460	1,032
Accounts receivable, net	8,833	4,132
Inventories	58,142	11,202
Other current assets	9,201	6,679
Total Current Assets	277,354	25,858
Marketable securities – at fair value	2,432	—
Property and equipment, net	15,516	1,868
Capitalized website and internal-use software costs, net	12,555	—
Lease vehicles, net	877	173
Other assets	4,566	299
Total Assets	$313,300	$28,198
Liabilities, Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit)
Current Liabilities:
Long-term debt, current	$397	$6,370
Floor plan notes payable	24,284	6,039
Accounts payable	9,824	6,283
Accrued transaction expenses	—	6,052
Accrued expenses	10,902	3,563
Accrued expenses – related party	—	5,082
Other current liabilities	638	256
Total Current Liabilities	46,045	33,645
Long-term debt, less current portion	8,706	2,999
Redeemable convertible preferred stock tranche obligation	—	2,832
Earnout shares liability	17,663	—
Merger warrants liability	14,231	—
Other liabilities	1,061	1,959
Total Liabilities	87,706	41,435
Commitments and Contingencies (Note 15)	—	—
Redeemable Convertible Preferred Stock:
Series A Preferred Stock, $0.0001 stated value; authorized 10,000,000 shares; after recapitalization there are no preferred shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 113,707,013 and 58,621,042 shares issued and outstanding at September 30, 2021 and December 31, 2020	11	6
Additional paid-in capital	285,423	20,779
Accumulated deficit	(59,740)	(34,037)
Accumulated other comprehensive (loss) income	(100)	15
Treasury stock, $0.001 par value; after recapitalization there are no treasury shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Total Stockholders’ Equity (Deficit)	225,594	(13,237)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$313,300	$28,198
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Retail vehicle sales	$56,284	$26,694	$150,897	$71,388
Wholesale vehicle sales	8,989	2,088	18,217	7,124
Finance and insurance, net	2,639	910	5,973	2,697
Lease income, net	129	101	334	373
Total Revenues	68,041	29,793	175,421	81,582
Cost of sales (exclusive of depreciation)	66,017	26,217	167,207	72,805
Gross Profit	2,024	3,576	8,214	8,777
Operating Expenses:
Selling, general and administrative	24,780	4,147	63,039	11,136
Stock-based compensation expense	3,447	—	49,114	37
Depreciation and amortization expense	1,214	78	1,692	269
Management fee expense – related party	—	63	2	195
Total Operating Expenses	29,441	4,288	113,847	11,637
Loss from Operations	(27,417)	(712)	(105,633)	(2,860)
Interest expense	650	104	1,009	360
Other Income, net
Change in fair value of Merger warrants liability	12,111	—	24,794	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	333	—	962
Change in fair value of earnout shares	12,565	—	56,621	—
Other income (expense)	(85)	(6)	(476)	58
Total Other Income, net	24,591	327	80,939	1,020
Loss Before Income Tax Expense	(3,476)	(489)	(25,703)	(2,200)
Income tax expense	—	3	—	12
Net Loss	$(3,476)	$(492)	$(25,703)	$(2,212)
Net Loss per Share, basic and diluted	$(0.03)	$(0.01)	$(0.23)	$(0.04)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	113,707,013	58,621,041	109,447,939	58,621,041

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,476)	$(492)	$(25,703)	$(2,212)
Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on marketable securities arising during the period	(40)	(3)	(110)	14
Tax effect	—	4	—	—
Unrealized (losses) gains on marketable securities arising during the period, net of tax	(40)	1	(110)	14
Reclassification adjustment for realized losses	—	5	(5)	2
Tax effect	—	(1)	—	—
Reclassification adjustment for realized losses, net of tax	—	4	(5)	2
Other Comprehensive (Loss) Income, net of tax	(40)	5	(115)	16
Total Comprehensive (Loss)	$(3,516)	$(487)	$(25,818)	$(2,196)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108
Net loss	—	—	—	—	—	(7,205)	—	(7,205)
Other comprehensive income, net of tax	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	3,704	—	—	3,704
Balance June 30, 2021	—	$—	113,670,060	$11	$281,976	$(56,264)	$(60)	$225,663
Net loss	—	—	—	—	—	(3,476)	—	(3,476)
Other comprehensive income, net of tax	—	—	—	—	—	—	(40)	(40)
Stock-based compensation	—	—	—	—	3,447	—	—	3,447
Issuance of Class A common stock to settle vested restricted stock units	—	—	36,953	—	—	—	—	—
Balance September 30, 2021	—	$—	113,707,013	$11	$285,423	$(59,740)	$(100)	$225,594

See notes to condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2020	2,034,751	$17,560	37,881,435	$4	$5,060	$(27,485)	$—	$(22,421)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	22,618	(27,485)	—	(4,861)
Net loss	—	—	—	—	—	(1,507)	—	(1,507)
Redeemable convertible preferred stock issuance	—	—	—	—	—	—	4	4
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(456)	—	—	(456)
Stock-based compensation	—	—	—	—	34	—	—	34
Balance March 31, 2020	—	$—	58,621,042	$6	$22,196	$(28,992)	$4	$(6,786)
Net loss	—	—	—	—	—	(213)	—	(213)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(466)	—	—	(466)
Stock-based compensation	—	—	—	—	3	—	—	3
Balance June 30, 2020	—	$—	58,621,042	$6	$21,733	$(29,205)	$11	$(7,455)
Net loss	—	—	—	—	—	(492)	—	(492)
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(477)	—	—	(477)
Stock-based compensation	—	—	—	—	—	—	—	—
Balance September 30, 2020	—	$—	58,621,042	$6	$21,256	$(29,697)	$16	$(8,419)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flow from Operating Activities
Net loss	$(25,703)	$(2,212)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization – property and equipment and capitalized software	1,623	148
Amortization and accretion - marketable securities	1,712	—
Depreciation – lease vehicles	69	121
Loss on marketable securities	—	(13)
Provision for doubtful accounts	85	5
Stock-based compensation expense	49,114	37
Change in fair value of Merger warrants liability	(24,794)	—
Change in fair value of historic warrants liability	—	(30)
Change in fair value of earnout shares	(56,621)	—
Change in fair value of debt issuance costs and stock warrant	—	18
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(962)
Unpaid interest expense on capital lease obligations	199	—
Change in Operating Assets and Liabilities:
Accounts receivable	(4,786)	290
Inventories	(46,774)	(602)
Other current assets	(8,414)	(247)
Other assets	(4,267)	28
Accounts payable	3,541	893
Accrued expenses	5,441	771
Accrued expenses – related party	(229)	75
Other current liabilities	382	(115)
Other liabilities	(753)	756
Net Cash Used in Operating Activities	(110,175)	(1,039)
Cash Flows from Investing Activities
Purchase of property and equipment	(6,766)	(37)
Capitalized website and internal-use software costs	(11,511)	—
Purchase of marketable securities	(359,381)	(999)
Proceeds from sales of marketable securities	212,823	53
Purchase of lease vehicles	(939)	(76)
Net Cash Used in Investing Activities	(165,774)	(1,059)
Cash Flows from Financing Activities
Payments made on long-term debt	(51)	(7)
Advance from holder of marketable securities	4,722	—
Repayment of advance from marketable securities	(4,722)	—
PIPE issuance	125,000	—
Merger financing	309,999	—
Payment made on accrued dividends	(4,853)	—
Payments to existing shareholders of Former CarLotz	(62,693)	—
See notes to condensed consolidated financial statements.

Transaction costs and advisory fees	(47,579)	—
Payments made on cash considerations associated with stock options	(2,465)	—
Repayment of Paycheck Protection Program loan	(1,749)	—
Payments made on note payable	(3,000)	—
Borrowings on long-term debt	—	2,249
Payments on floor plan notes payable	(109,034)	(16,877)
Borrowings on floor plan notes payable	127,279	16,834
Net Cash Provided by Financing Activities	330,854	2,199
Net Change in Cash and Cash Equivalents Including Restricted Cash	54,905	101
Cash and cash equivalents and restricted cash, beginning	2,813	4,102
Cash and cash equivalents and restricted cash, ending	$57,718	$4,203
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,000	$248
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$166	$199
Redeemable convertible preferred stock distributions accrued	—	1,399
Issuance of common stock warrants	—	15
KAR/AFC exercise of stock warrants	(144)	—
KAR/AFC conversion of notes payable	(3,625)	—
Convertible redeemable preferred stock tranche obligation expiration	(2,832)	—
Capitalized website and internal use software costs accrued	(1,898)	—
Purchases of property under capital lease obligation	(7,651)	—

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
The Company is a used vehicle consignment and Retail RemarketingTM company based in Richmond, Virginia. The Company operates an innovative and one-of-a-kind consumer and commercial used vehicle consignment and sales business model, with an online marketplace and eighteen retail hub locations throughout the United States, including in California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington State.

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

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Former CarLotz was effected through the merger of Merger Sub with and into Former CarLotz with Former CarLotz continuing as the surviving company. Notwithstanding the legal form of the Merger pursuant to the Merger Agreement, the Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CarLotz is treated as the acquired company and Former CarLotz is treated as the acquiror for financial statement reporting and accounting purposes.

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Former CarLotz as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (audited consolidated financial statements) contained in Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on May 25, 2021. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements of Former CarLotz as of that date contained in Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on May 25, 2021.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.
Note 2 — Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.
During the nine months ended September 30, 2021, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein.
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
Restricted Cash
As of September 30, 2021 and December 31, 2020, restricted cash included approximately $214 and $605, respectively. The restricted cash is legally and contractually restricted as collateral for a letter of credit issued on behalf of CarLotz Group, Inc. and for the payment of claims on the reinsurance companies.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $13,674 and $1,406 for the nine months ended September 30, 2021 and 2020, respectively.
Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s retail customer base.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Merger warrants
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the nine months ended September 30, 2021:

September 30, 2021
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$56,284	$—	$56,284	$150,897	$—	$150,897
Wholesale vehicle sales	8,989	—	8,989	18,217	—	18,217
Finance and insurance, net	$2,639	$—	$2,639	5,973	—	5,973
Lease income, net	—	129	129	—	334	334
Total Revenues	$67,912	$129	$68,041	$175,087	$334	$175,421

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$26,694	$—	$26,694	$71,388	$—	$71,388
Wholesale vehicle sales	2,088	—	2,088	7,124	—	7,124
Finance and insurance, net	$910	$—	$910	2,697	—	2,697
Lease income, net	—	101	101	—	373	373
Total Revenues	$29,692	$101	$29,793	$81,209	$373	$81,582
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail vehicles:
Retail vehicle sales	$56,284	$26,694	$150,897	$71,388
Retail vehicle cost of sales	56,584	24,177	147,142	65,723
Gross Profit – Retail Vehicles	$(300)	$2,517	$3,755	$5,665
Wholesale vehicles:
Wholesale vehicle sales	$8,989	$2,088	$18,217	$7,124
Wholesale vehicle cost of sales	9,433	2,040	20,065	7,082
Gross Profit – Wholesale Vehicles	$(444)	$48	$(1,848)	$42
Retail Vehicle Sales
The Company sells used vehicles to retail customers through its 18 retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Wholesale Vehicle Sales

Vehicles that do not meet the Company’s standards for retail vehicle sales, vehicles that did not sell through the retail channel within a reasonable period of time and vehicles that the Company determines offer greater financial benefit through the wholesale channel are sold through various wholesale methods. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales when the vehicle is sold at auction or directly to a wholesaler and title to the vehicle passes to the next owner.
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
Note 5 — Marketable Securities
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$120	$—	$—	$120
Corporate bonds	67,599	17	(92)	67,524
Municipal bonds	44,371	5	(17)	44,359
Commercial paper	19,982	—	—	19,982
Foreign governments	13,404	2	(15)	13,391
Total Fixed Maturity Debt Securities	$145,476	$24	$(124)	$145,376

	December 31, 2020
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$240	$6	$—	$246
Corporate bonds	261	5	(1)	265
U.S. states, territories and political subdivisions	141	5	—	146
Total Fixed Maturity Debt Securities	$642	$16	$(1)	$657

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The amortized cost and fair value of the Company’s fixed maturity debt securities as of September 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$143,033	$142,944
Due after one year through five years	2,195	2,184
Due after five years through ten years	248	248
Total	$145,476	$145,376

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of September 30, 2021 and December 31, 2020:

		September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$59,997	$(89)	$448	$(3)	$60,445	$(92)
Municipal bonds	37,271	(15)	315	(2)	37,586	(17)
Foreign governments	13,389	(15)	—	—	13,389	(15)
Total Fixed Maturity Debt Securities	$110,657	$(119)	$763	$(5)	$111,420	$(124)

		December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$39	$(1)	$—	$—	$39	$(1)
Total Fixed Maturity Debt Securities	$39	$(1)	$—	$—	$39	$(1)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of September 30, 2021, the Company’s fixed maturity portfolio had 10 securities with gross unrealized losses totaling $5 that had been in loss positions in excess of 12 months and 160 securities with gross unrealized losses totaling $119 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $10, or 0.2% of its amortized cost. As of December 31, 2020, the Company’s fixed maturity portfolio had no securities with gross unrealized losses that had been in loss positions in excess of 12 months and 2 securities with gross unrealized losses totaling $1 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $325 (actual), or 1.6% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Cost	Fair Value
Equity securities	$432	$516

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	December 31, 2020
	Cost	Fair Value
Equity securities	$335	$375
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the nine months ended September 30, 2021 and 2020 consisted of the following:

	September 30, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$212,822	$7	$(2)	$5
Equity securities	1	—	—	—
Total Marketable Securities	$212,823	$7	$(2)	$5

	September 30, 2020
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$18	$—	$—	$—
Equity securities	35	—	(2)	(2)
Total Marketable Securities	$53	$—	$(2)	$(2)
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of September 30, 2021 and December 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	516	—	—	516
Fixed maturity debt securities, including cash equivalents	—	155,407	—	155,407
Total Assets	$516	$155,407	$—	$155,923
Liabilities:
Merger warrants liability	8,915	5,316	—	14,231
Earnout shares	—	—	17,663	17,663
Total Liabilities	$8,915	$5,316	$17,663	$31,894

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
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the nine months ended September 30, 2021 and 2020.
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the nine months ended September 30, 2021 and 2020:

	January 1, 2021	Issuances	Settlements	Change in fair value	September 30, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144	—	(144)	—	—
Earnout shares	—	74,284	—	(56,621)	17,663
Total	$2,976	$74,284	$(2,976)	$(56,621)	$17,663

	January 1, 2020	Issuances	Settlements	Change in fair value	September 30, 2020
Redeemable convertible preferred stock tranche obligation	$3,755	$—	$—	$(962)	$2,793
Historic warrants liability	115	15	—	(30)	100
Total	$3,870	$15	$—	$(992)	$2,893

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	September 30, 2021	January 21, 2021
Expected volatility	80.00%	80.00%
Starting stock price	$3.81	$11.31
Expected term (in years)	4.3 years	5 years
Risk-free interest rate	0.79%	0.45%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with Automotive Finance Corporation (“AFC”). In June 2021, the Company expanded the floor plan credit facility by $10,000 to a total of $40,000. The carrying value of the Ally Financial floor plan notes payable outstanding as of September 30, 2021 approximates fair value due to its variable interest rate determined to approximate current market rates.
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	September 30, 2021	December 31, 2020
Contracts in transit	$8,275	$3,321
Trade	376	240
Finance commission	334	132
Other	—	506
Total	8,985	4,199
Allowance for doubtful accounts	(152)	(67)
Total Accounts Receivable, net	$8,833	$4,132
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	September 30, 2021	December 31, 2020
Used vehicles	$58,109	$11,202
Parts	33	—
Total	$58,142	$11,202
Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility, which was expanded to $40,000 in the second quarter, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of September 30, 2021 was 3.25%.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	September 30, 2021	December 31, 2020
Capital lease assets	$8,956	$1,305
Leasehold improvements	2,344	702
Furniture, fixtures and equipment	5,861	760
Corporate vehicles	158	143
Total property and equipment	17,319	2,910
Less: accumulated depreciation	(1,803)	(1,042)
Property and Equipment, net	$15,516	$1,868
Depreciation expense for property and equipment was approximately $761 and $148 for the nine months ended September 30, 2021 and 2020, respectively.
Note 10 — Other Assets
The following table summarizes other assets as of:

	September 30, 2021	December 31, 2020
Other Current Assets:
Lease receivable, net	$26	$36
Deferred acquisition costs	40	72
Prepaid expenses	8,065	679
Interest receivable	1,070	—
Deferred transaction costs	—	5,892
Total Other Current Assets	$9,201	$6,679
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	54	48
Security deposits	4,496	235
Total Other Assets	$4,566	$299
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	September 30, 2021	December 31, 2020
Capital lease obligation	$9,103	$1,305
Promissory note	—	2,990
Convertible notes payable, net	—	3,325
Paycheck Protection Program loan	—	1,749
	9,103	9,369
Current portion of long-term debt	(397)	(6,370)
Long-term Debt	$8,706	$2,999

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
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	September 30, 2021	December 31, 2020
License and title fees	$1,074	$785
Payroll and bonuses	2,264	837
Deferred rent	1,071	199
Technology	2,707	—
Other	3,786	1,742
Total Accrued Expenses	$10,902	$3,563
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	September 30, 2021	December 31, 2020
Other Liabilities, Current
Unearned insurance premiums	$638	$256
Other Liabilities
Unearned insurance premiums	942	1,680
Other long-term liabilities	119	135
Historic warrants liability	—	144
Other Liabilities, Long-term	$1,061	$1,959

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 14 — Lease Commitments
The Company leases its operating facilities from various third parties under non-cancelable operating and capital leases. The leases require various monthly rental payments ranging from approximately $3 to $70, with various ending dates through September 2036. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. Rent expense for all operating facility leases was approximately $3,068 and $1,414 for the nine months ended September 30, 2021 and 2020, respectively. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in deferred rent, within Accrued expenses.
The following is a table of facility lease commitments due for the next five years, and thereafter, as of September 30, 2021:

	Total Per Year	Total Capital Leases
2021 (remaining)	$1,344	$200
2022	6,707	1,221
2023	6,830	1,237
2024	5,895	1,252
2025	5,791	1,268
Thereafter	23,131	13,238
Total	$49,698	$18,416
Less: amount representing interest		(9,313)
Present value of minimum lease payments		9,103
Less: current obligation		(397)
Long-term obligations under capital lease		$8,706
The Company also leases vehicles from a third party under noncancelable operating leases and leases these same vehicles to end customers with similar lease terms, with the exception of the interest rate. The leases require various monthly rental payments from the Company ranging from $291 to $1,770 (actual) with various ending dates through June 2025.
The following is a schedule of the approximate future minimum lease payments due to third parties and the related expected future receipts related to these lease vehicles as of September 30, 2021:

	Payments Due to Third-Parties	Future Receipts
2021 (remaining)	$475	$572
2022	1,742	2,083
2023	1,129	1,334
2024	703	825
2025	340	396
Total	4,389	5,210
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

The above three cases were consolidated by the Court on August 31, 2021 under In re CarLotz, Inc. Securities Litigation, Case No. 1:21-cv-05906-RA. On October 15, 2021, the Court appointed a lead plaintiff and lead counsel for the putative class. On October 26, 2021, the Court entered an order requiring the lead plaintiff to file a consolidated amended complaint on or before December 14, 2021 and requiring that briefing on any motion to dismiss the consolidated amended complaint be completed on or before June 10, 2022.
On September 21, 2021, purported CarLotz stockholder W. Kenmore Cardoza, trustee of the W. Kenmore & Joyce M. Cardoza Revocable Trust, filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the District of Delaware against certain officers and directors of CarLotz. See Cardoza v. Mitchell, et al., Case No. 1:21-cv-01332-CFC. The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Securities Litigation, asserts derivative claims for alleged violations of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On October 20, 2021, purported CarLotz stockholder Julian Cha filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain officers and directors of CarLotz. See Julian Cha v. David R. Mitchell, et al., Case No. 1:21-cv-08623-UA. The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Securities Litigation, asserts derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On October 27, 2021, purported CarLotz stockholder Mark Habib filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain officers and directors of CarLotz. See Mark Habib v. David R. Mitchell, et al., Case No. 1:21-cv-08786-UA. The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Securities Litigation, asserts derivative claims for alleged

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
violations of Sections 10(b), 14(a), and 21D of the Exchange Act and breach of fiduciary duty. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
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
Share-based compensation expense was recorded for the nine months ended September 30, 2021 and 2020 of approximately $49,114 and $37, respectively.
The Company estimates the fair value of stock options using the Black-Scholes pricing model. The Black-Scholes pricing model requires the use of subjective inputs such as stock price volatility. Changes in the inputs can materially affect the fair value estimates and ultimately the amount of stock-based compensation expense that is recognized.
During the nine months ended September 30, 2021 and 2020, there were no grants related to the 2011 Stock Option Plan.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the nine months ended September 30, 2021 and 2020 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (September 30, 2021)	1,515,146	0.58
Vested (as of September 30, 2021)	1,515,146	$0.58

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2019)	1,571,205	$0.59
Granted	—	—
Forfeited	—	—
Balance (September 30, 2020)	1,571,205	0.59
Vested (as of September 30, 2020)	1,482,528	$0.59
The following summarizes certain information about stock options vested and expected to vest as of September 30, 2021 related to the 2011 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,515,146	0.92 years	$0.58
Exercisable	1,515,146	0.92 years	$0.58
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2021 was $3.23.

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

A summary of activity for the nine months ended September 30, 2021 and 2020 for the 2017 Stock Option Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (September 30, 2021)	3,961,658	$0.92
Vested (as of September 30, 2021)	3,538,672	$0.92

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2019)	2,845,557	$0.92
Granted	1,116,106	0.92
Forfeited	—	—
Balance (September 30, 2020)	3,961,663	$0.92
The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted 8 employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. These options resulted in $186 of cash consideration and $4,462 of share based compensation that will be recognized over the service period of four years. For the nine months ended September 30, 2021, $772 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of September 30, 2021 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,961,658	7.81 years	$0.92
Exercisable	3,538,672	7.68 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2021 was $2.89.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.6 - 4.8 years
Risk-free interest rate	0.32% - 0.45%
The options associated with the 2020 Incentive Award Plan vest over a service period of four years. A summary of activity for the nine months ended September 30, 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,463,242	11.16
Forfeited	(1,723)	10.14
Balance (September 30, 2021)	1,461,519	$11.16
Exercisable	—	$—
The grant date fair value of the options was between $3.00 to $7.77. For the nine months ended September 30, 2021, $1,914 of share based compensation was recognized. As of September 30, 2021, there was approximately $9,236 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2021 related to the 2020 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,461,519	9.33 years	$11.16
Exercisable	—	—	$—

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

The inputs used for the 2020 Incentive Award Plan options were as follows for the nine months ended September 30, 2021:

Balance (Expected volatility)	80% - 85%
Expected dividend yield	—%
Expected term (in years)	6.25 years
Risk-free interest rate	0.62% - 0.96%
The restricted shares associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the nine months ended September 30, 2021 for the restricted shares associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2020)	—	$—
Granted	679,412	5.67
Forfeited	(3,135)	5.69
Balance (September 30, 2021)	676,277	$5.67
Vested (as of September 30, 2021)	36,953	$6.15
The grant date fair value of the restricted shares was between $4.16 and $6.15. For the nine months ended September 30, 2021, $1,028 of share based compensation cost was recognized. As of September 30, 2021, there was approximately $2,146 of unrecognized compensation cost that vests over a service period of four years and $658 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the 2020 Stock Incentive Award Plan.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the nine months ended September 30, 2021 for the RSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (September 30, 2021)	640,421	$10.70
During the nine months ended September 30, 2021, the Company recognized $6,007 of stock-based compensation cost. As of September 30, 2021, there was approximately $842 of total unrecognized compensation cost related to the RSUs that will be recognized during 2021.

The inputs used to value the Earnout RSUs were as follows at January 21, 2021:

Expected volatility	80.00%
Starting stock price	$11.31
Expected term (in years)	5 years
Risk-free interest rate	0.45%
Earnout hurdle	$12.50-$15.00
Note 18 — Income Taxes
During the nine months ended September 30, 2021, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through September 30, 2021 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of September 30, 2021 and December 31, 2020, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of September 30, 2021 and December 31, 2020.
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(3,476)	$(492)	$(25,703)	$(2,212)
Denominator:
Weighted average common shares outstanding, basic and diluted	113,707,013	58,621,041	109,447,939	58,621,041
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.03)	$(0.01)	$(0.23)	$(0.04)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three and nine months ended September 30, 2021 and 2020:

	2021	2020
Public warrants	10,185,774	—
Private warrants	6,074,310	—
Earnout RSUs	640,421	—
Earnout shares	6,945,732	—
Convertible notes payable	—	3,503,781
Historic warrants	—	776,684
Stock options outstanding to purchase shares of common stock	6,903,318	5,532,863
Unvested RSUs	639,324	—
Total	31,388,879	9,813,328
Note 20 — Concentrations
The suppliers that accounted for 10% or more of the Company’s vehicle purchases are presented as follows:

	Total vehicle purchases from vendor to total vehicle purchases for the nine months period ended September 30,
Vendor	2021	2020
Vendor A	27%	23%
Vendor B	13%	—%
Vendor A is a corporate vehicle sourcing partner. Typically, we purchase the vehicles from our corporate vehicle sourcing partners at the time of sale to a retail customer.
For the periods ended September 30, 2021 and 2020, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Subsequent Events
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 8, 2021, the date the financial statements were available to be issued.
Additional Hub Locations
Subsequent to the quarter ended September 30, 2021, CarLotz expanded into two new locations with hub openings in Plano, Texas and Pomona, California. The Plano and Pomona hubs are CarLotz’ second locations in the states of Texas and California, respectively. The two new locations bring total hubs to twenty locations.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Such statements, including statements regarding our ability to: execute our geographic expansion policy; manage our business through the COVID-19 pandemic; achieve our expected revenue growth and effectively manage growth; achieve and maintain profitability in the future; innovate and expand our technological leadership; invest in additional reconditioning capacity; further penetrate existing accounts and key vehicle channels; add new corporate vehicle sourcing partners; increase our service offerings and price optimization; effectively promote our brand and increase brand awareness; expand our product offerings and introduce additional products and services; enhance future operating and financial results; acquire and protect intellectual property; attract, train and retain key personnel, including sales and customer service personnel; acquire and integrate other companies and technologies; remediate material weakness in internal control over financial reporting; comply with laws and regulations applicable to our business; and successfully defend litigation, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 15, 2021, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Overview
CarLotz is a leading consignment-to-retail used vehicle marketplace that provides our corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel. Our mission is to create the world’s greatest vehicle buying and selling experience. We operate a technology-enabled buying, sourcing and selling model that offers an omni-channel experience and comprehensive selection of vehicles. Our proprietary technology provides our corporate vehicle sourcing partners with real-time performance metrics and data analytics along with custom business intelligence reporting that enables vehicle triage optimization between the wholesale and retail channels.
We offer our products and services to (i) corporate vehicle sourcing partners, (ii) retail sellers of used vehicles and (iii) retail customers seeking to buy used vehicles. Our corporate vehicle sourcing partners include fleet leasing companies, vehicle rental companies, banks, finance companies, third-party remarketers, wholesalers, corporations managing their own fleets and OEMs. We offer our corporate vehicle sourcing partners a pioneering, Retail Remarketing™ service that can fully integrate with their existing technology platforms. For individuals who are our retail sellers, we offer a hassle-free selling experience that allows them to stay fully informed by tracking the sale process through our easy to navigate online portal. We offer our retail customers a hassle-free vehicle buying experience. Buyers can browse our inventory online through our website or at our locations as well as select from our integrated financing and insurance products with ease.
Founded in 2011, CarLotz currently operates twenty retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Southcentral, Midwest, West and Pacific Northwest regions of the United States.

Our current facilities are located in California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington State.
Generally, our hubs act as both physical showrooms with retail sales and as consignment centers where we can source, process and recondition newly acquired vehicles. Our ability to source vehicles through these locations is important to our asset-light business model. At these hubs, our vehicles undergo an extensive 133-point inspection and reconditioning process in preparation for resale.
For our corporate vehicle sourcing partners, we have developed proprietary technology that can integrate with their internal systems and supports every step in the consignment, reconditioning and sales process. To supplement these systems, we have developed custom-built data analytics tools that provide real time information to our corporate vehicle sourcing partners, retail sellers, and ourselves. For our retail buyers, we offer a digital and hassle-free process that offers our full range of services, as we continue to expand our technological solutions. Our strategy is to roll out a fully integrated mobile application while continuing to expand our digital car buying platform.

Business Update

During the nine months ended September 30, 2021 and continuing in the fourth quarter to date, due to the continuing semi-conductor chip shortage and COVID-related supply chain issues constraining supply, there has been compression of the margin between retail and wholesale prices, which has reduced the incremental value we can deliver to our corporate vehicle sourcing partners via Retail Remarketing™, making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. Supply of used vehicles from our corporate vehicle sourcing partners is severely constrained by the lack of new vehicle supply due to the semi-conductor chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

Due to sourcing constraints in the second and third quarters of 2021, we sourced a significant majority of our vehicles via wholesale auction during a period of severe supply constraints, and our current inventory is limited to the types of cars that were available to us. The inventory that was available to purchase, some of which remains in inventory, is generally less desirable, lower aged vehicles with higher average price points than in prior quarters. This difference in inventory has resulted in a portion of our inventory being held for sale longer than in prior periods and has increased our exposure to erosion in selling prices as well as lower unit sales. We experienced erosion in retail gross profit in the third quarter, and we expect gross profit to be under pressure until the used vehicle market normalizes and the mix of inventory changes.

Hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue, and gross profit. Also, we experienced a weaker retail GPU and gross profit performance for the three months ended September 30, 2021, as we reduced prices on aging inventory which reduced the margin between our selling prices and vehicle acquisition costs on owned inventory.

Additionally, as previously disclosed, in mid-May 2021, the corporate vehicle sourcing partner that accounted for more than 60% of the cars we sold during the fourth quarter of 2020 and the three months ended March 31, 2021 informed us that it would be pausing its consignment of vehicles to us due to the strength of the wholesale market for vehicles. The corporate vehicle sourcing partner resumed its consignment of vehicles with us in the third quarter. Although the corporate vehicle sourcing partner resumed its consignment of vehicles with us in the third quarter, they have not returned to the same volume of vehicles and we cannot provide assurance that they will return to the same volume of vehicles, and if the price, types and quality of vehicles will be attractive to us.

As inventory levels increased and we moved through the quarter, we decreased our purchasing of vehicles through wholesale auctions as we increased our sourcing of non-competitively sourced vehicles. At September 30, 2021, consigned vehicles represented approximately 21% of our vehicle inventory.
Revenue Generation
CarLotz generates a significant majority of its revenue from contracts with retail customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Customers also may trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. We also sell vehicles to wholesalers or other dealers, primarily at auctions. Generally, the vehicles sold through the wholesale channel are vehicles acquired via trade-in, acquired via consignment that do not meet our quality standards for sale to retail customers, vehicles that remain unsold at the end of the consignment period, retail vehicles that did not sell through the retail channel within a reasonable period of time, or vehicles that the Company determines offer greater financial benefit through the wholesale channel. CarLotz generates revenue from providing retail vehicle buyers with options for financing, insurance and extended warranties. Our revenue for the nine months ended September 30, 2021 and 2020 was $175.4 million and $81.6 million, respectively.
Inventory Sourcing

We source vehicles from both corporate and consumer sellers, and auctions. We source vehicles non-competitively through the industry’s leading consignment to retail sales model, and we also source vehicles competitively through purchase as necessary to provide inventory at our newer hub locations, to round out our inventory and during periods such as the one we are currently experiencing when market conditions reduce the incremental value we are able to provide to our sourcing partners through the retail channel, as compared to the wholesale channel. We maintain long-term sourcing relationships with numerous key blue-chip national accounts and have a sales pipeline of potential new accounts. We support our corporate vehicle sourcing partners by offering an integrated technology platform that allows our supply partners to track the sale process of their vehicles in real-time, along with a custom system for managing customer leads and leads from third party providers.
Our proprietary application includes a suite of features tailored to create significant value for sellers with tools for documenting and transmitting vehicle information. This includes a proprietary custom-built vehicle retailing and wholesaling platform that creates and verifies all documents for the purchase or sale in-hub. Our technology offers a custom system for managing customer leads, scheduling appointments and test drives from our applications and websites as well as from third party providers.
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
Generally, our hubs have integrated vehicle processing centers, which allows us to recondition vehicles at the hub. Our step-by-step process includes most aspects of preparing a vehicle for sale, including a 133-point inspection, mechanical and cosmetic reconditioning, detailing and merchandising. As we scale our business, each new hub provides us increased processing capacity. In addition to achieving cost savings and operational efficiencies, we aim to lower our days to sale. Going forward, our strategy is to make capital investments in additional hubs with integrated vehicle processing centers to lower reconditioning costs per unit.
Regional Hub Network
Through our full service e-commerce website and twenty regional hubs, we provide a shopping experience for today’s modern vehicle buyer, allowing our nationwide retail customers to transact online, in-person or a combination of both. We offer a full-spectrum of inventory, including high-value and commercial vehicles, available for delivery anywhere in the U.S. Our regional hubs allow for test drives and on-site purchase, which we plan to expand to nationwide coverage.
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

Factors Affecting our Performance
Expansion into New Geographic Markets
We actively monitor attractive markets to enter, with a focus on highly concentrated or growing demographic areas and attractive start-up costs. Our real estate team has identified new hub locations in furtherance of our goal of opening at least 14 new hubs in 2021. Ten new hubs were opened in the nine months ended September 30, 2021 in Texas, Florida, Tennessee, Virginia, California, Illinois, Georgia, Colorado and Washington. We believe an expanded footprint will enable us to increase our vehicle sales and further penetrate our national vehicle sourcing partners while also attracting new corporate vehicle sourcing partners that were previously unavailable due to our geographic limitations. The laws of certain states that we enter may currently or in the future restrict our operations or limit the fees we can charge for certain services.
Further Penetration of Existing Accounts and Key Vehicle Channels
We believe that we can benefit from significant untapped volume with existing corporate vehicle sourcing partners and that our growing footprint will allow us to better serve our national accounts. Many of our existing sourcing partners still sell less than 5% of their volumes through the retail channel. As Retail Remarketing™ continues to develop as a more established alternative and as CarLotz expands to serve buyers and sellers nationwide, we anticipate growth with our existing commercial sellers, after the supply constraints return to normal.
Innovation and Expanded Technological Leadership
We are constantly reviewing our technology platform, and our strategy is to leverage our existing technological leadership through our end-to-end e-commerce platform to continually enhance both the car buying and selling experience, while generating insightful data analytics in real time. Over the next two years, we plan to invest significantly in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing and enhance our business intelligence capabilities with increased machine learning and artificial intelligence. In addition, we plan to invest significant amounts for various retail and processing enhancements.
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

Seasonality
Used vehicle sales exhibit seasonality with sales typically peaking late in the first calendar quarter and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also exhibit seasonality, with used vehicle prices declining at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Historically, this has led our gross profit per unit to be higher on average in the first half of the year than in the second half of the year. Because of the market dynamics related to the continuing semi-conductor chip shortage and COVID-related supply chain issues constraining supply, we have not seen the typical seasonality related to used vehicle prices. Average used vehicle prices began to level off at the beginning of the third quarter before continuing to appreciate throughout the third quarter.
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and is likely to continue to do so for the remainder of 2021 and beyond. To address the reduction from this supply source, we have sourced a higher percentage of our vehicles through wholesale auction channels than we have historically. Because we are purchasing these vehicles, there is greater risk to the Company on the margin between the cost of the vehicle and the selling price, and we have seen compression of gross profit during the third quarter, which we expect to continue through the balance of the year. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail vehicles sold	2,490	1,571	7,053	4,400
Number of hubs	18	8	18	8
Average monthly unique visitors	291,948	54,294	216,036	54,294
Vehicles available for sale	2,594	1,567	2,594	1,567
Retail gross profit per unit	$939	$2,181	$1,379	$1,900
Percentage of unit sales via consignment	19%	63%	53%	63%
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
Percentage of unit sales sourced via consignment

We define percentage of unit sales sourced via consignment as the percentage derived by dividing the number of vehicles sold during the period that were sourced via consignment divided by the total number of vehicles sold during the period. This is key because this metric underlies part of our competitive advantage in the market. The percentage of unit sales sourced via consignment dropped in the third quarter of 2021 due to the low supply of commercial consignments available as a result of the chip shortage. We experienced erosion in retail gross profit in the third quarter, and we expect gross profit to be under pressure until the mix of inventory changes.
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
Wholesale Vehicle Sales

Vehicles that do not meet the Company’s standards for retail vehicle sales, retail vehicles that did not sell through the retail channel within a reasonable period of time and vehicles that the Company determines offer greater financial benefit through the wholesale channel are sold through various wholesale methods. Revenue from wholesale vehicle sales is recognized when the vehicle is sold, either at auction or directly to a wholesaler, and title to the vehicle passes to the buyer.

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
Depreciation and Amortization
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of 15 years or the underlying lease terms for leasehold improvements, one to five years for equipment, furniture and fixtures, and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to B2B customers is calculated using the straight-line over the estimated useful life. Amortization of capitalized website and internal-use software costs is computed using the straight-line method over 3 years.
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

Results of Operations
The following table presents our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Revenues:
Retail vehicle sales	$56,284	$26,694	$150,897	$71,388
Wholesale vehicle sales	8,989	2,088	18,217	7,124
Finance and insurance, net	2,639	910	5,973	2,697
Lease income, net	129	101	334	373
Total Revenues	68,041	29,793	175,421	81,582
Cost of sales (exclusive of depreciation)	66,017	26,217	167,207	72,805
Gross Profit	2,024	3,576	8,214	8,777
Operating Expenses:
Selling, general and administrative	24,780	4,147	63,039	11,136
Stock based compensation expense	3,447	—	49,114	37
Depreciation and amortization expense	1,214	78	1,692	269
Management fee expense – related party	—	63	2	195
Total Operating Expenses	29,441	4,288	113,847	11,637
Loss from Operations	(27,417)	(712)	(105,633)	(2,860)
Interest expense	650	104	1,009	360
Other Income (Expense), net
Change in fair value of Merger warrants liability	12,111	—	24,794	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	333	—	962
Change in fair value of earnout provision	12,565	—	56,621	—
Other (expense) income	(85)	(6)	(476)	58
Total Other Income, net	24,591	327	80,939	1,020
Loss Before Income Tax Expense	(3,476)	(489)	(25,703)	(2,200)
Income tax expense	—	3	—	12
Net Loss	$(3,476)	$(492)	$(25,703)	$(2,212)
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

Three and Nine Months Ended September 30, 2021 and 2020
The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit metrics)			($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$56,284	$26,694	110.8%	$150,897	$71,388	111.4%
Wholesale vehicle sales	8,989	2,088	330.5%	18,217	7,124	155.7%
Finance and insurance, net	2,639	910	190.0%	5,973	2,697	121.5%
Lease income, net	129	101	27.7%	334	373	(10.5)%
Total revenues	68,041	29,793	128.4%	175,421	81,582	115.0%
Cost of sales:
Retail vehicle cost of sales	56,584	24,177	134.0%	147,142	65,723	123.9%
Wholesale vehicle cost of sales	9,433	2,040	362.4%	20,065	7,082	183.3%
Total cost of sales	$66,017	$26,217	151.8%	$167,207	$72,805	129.7%
Gross profit:
Retail vehicle gross profit (loss)	$(300)	$2,517	(111.9)%	$3,755	$5,665	(33.7)%
Wholesale vehicle gross profit (loss)	(444)	48	(1,025.0)%	(1,848)	42	(4,500.0)%
Finance and insurance gross profit	2,639	910	190.0%	5,973	2,697	121.5%
Lease income, net	129	101	27.7%	334	373	(10.5)%
Total gross profit	$2,024	$3,576	(43.4)%	$8,214	$8,777	(6.4)%
Retail gross profit per unit(1):
Retail vehicle gross profit (loss)	(300)	2,517	(111.9)%	3,755	5,665	(33.7)%
Finance and insurance gross profit	2,639	910	190.0%	5,973	2,697	121.5%
Total retail vehicle and finance and insurance gross profit	2,339	3,427	(31.7)%	9,728	8,362	16.3%
Retail vehicle unit sales	2,490	1,571	58.5%	7,053	4,400	60.3%
Retail vehicle gross profit per unit	$939	$2,181	(56.9)%	$1,379	$1,900	(27.4)%
______________
(1)Gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.
Retail Vehicle Sales
Retail vehicle sales revenue increased by $29.6 million, or 110.8%, to $56.3 million during the three months ended September 30, 2021, from $26.7 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 2,490 retail vehicles in the three months ended September 30, 2021, compared to 1,571 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $5,652, to $22,160 during the three months ended September 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles.
Retail vehicle sales revenue increased by $79.5 million, or 111.4%, to $150.9 million during the nine months ended September 30, 2021, from $71.4 million in the comparable period in 2020. The increase was primarily driven by an increase in retail vehicle unit sales to 7,053 retail vehicles in the nine months ended September 30, 2021, compared to 4,400 retail vehicles in the comparable period in 2020 and an increase in average sale price per unit of $5,285, to $21,000 during the nine months ended September 30, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles.

Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $6.9 million, or 330.5%, to $9.0 million during the three months ended September 30, 2021, from $2.1 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
Wholesale vehicle revenue increased by $11.1 million, or 155.7%, to $18.2 million during the nine months ended September 30, 2021, from $7.1 million in the comparable period in 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
Finance and Insurance (F&I)
F&I revenue increased by $1.7 million, or 190.0%, to $2.6 million during the three months ended September 30, 2021, from $0.9 million in the comparable period in 2020. This increase in F&I revenue was driven by our increase in retail unit sales and higher penetration of contract sales per unit sold.
F&I revenue increased by $3.3 million, or 121.5%, to $6.0 million during the nine months ended September 30, 2021, from $2.7 million in the comparable period in 2020. This increase in F&I revenue was driven by our increase in retail unit sales and higher penetration of contract sales per unit sold.
Lease Income, net
Lease income, net was $0.1 million during the three months ended September 30, 2021 and 2020.
Lease income, net decreased by $0.1 million, or 24.6%, to $0.3 million during the nine months ended September 30, 2021, from $0.4 million in the comparable period in 2020.
Cost of Sales
Cost of sales increased by $39.8 million, or 151.8%, to $66.0 million during the three months ended September 30, 2021, from $26.2 million in the comparable period in 2020. The increase was primarily due to an increased average acquisition price of the vehicles we sold in that period combined with an increase in the number of vehicles sold.
Cost of sales increased by $94.4 million, or 129.7%, to $167.2 million during the nine months ended September 30, 2021, from $72.8 million in the comparable period in 2020. The increase was primarily due to an increased average acquisition price of the vehicles we sold in that period combined with an increase in the number of vehicles sold.
Retail Vehicle Gross Profit
Retail vehicle gross profit (loss) decreased by $(2.8) million, or (111.9)%, to $(0.3) million during the three months ended September 30, 2021, from $2.5 million in the comparable period in 2020. The decrease in retail gross profit for the three months ended September 30, 2021 resulted from a decrease in profit per unit compared to the same period in 2020 and was offset by an increase in units sold, aided by more hubs in operation. The decrease in retail gross profit per unit was driven by decreased profit margins due to a combination of elevated acquisition prices of inventory primarily sourced through auction in the second quarter and the lowering of retail prices relative to the acquisition costs as the inventory matured. Additionally, as a result of adjusting the carrying value of inventory to the lower of cost or net realizable value, gross profit decreased by $(0.9) million, reducing retail gross profit per unit by $376, for the three months ended September 30, 2021.
Retail vehicle gross profit decreased by $(1.9) million, or (33.7)%, to $3.8 million during the nine months ended September 30, 2021, from $5.7 million in the comparable period in 2020. The decrease in retail gross profit for the nine months ended September 30, 2021, resulted from a decrease in retail gross profit per unit compared to the same period in 2020 and was offset by an increase in units sold, aided by more hubs in operation. The decrease in retail gross profit per unit was driven by a higher portion of our sales in the first quarter of 2021 falling under an alternative fee arrangement with a corporate sourcing partner that does not reimburse repair and shipping expenses and decreased profit margins in the third quarter due to a combination of elevated acquisition prices of inventory primarily sourced through auction in the second quarter and the lowering of retail prices relative to the acquisition costs as the inventory matured. Additionally, as a result of adjusting the carrying value of inventory to the lower of cost or net realizable value, gross profit decreased by $(1.0) million, reducing retail gross profit per unit by $137, for the nine months ended September 30, 2021.

Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit (loss) decreased by $(0.4) million, to $(0.4) million during the three months ended September 30, 2021, from $0.0 million in the comparable period in 2020. The decrease was primarily driven by selling aged dealer owned inventory that we were unable to sell through the retail channel at wholesale.
Wholesale vehicle gross profit (loss) decreased by $(1.8) million, to $(1.8) million during the nine months ended September 30, 2021, from $0.0 million in the comparable period in 2020. The decrease was primarily driven by the number of delisted consignment units, primarily from our largest corporate account that paused sourcing, that were sent to wholesale, and the cost incurred to prepare those vehicles for sale at the time of consignment as well as selling aged dealer owned inventory that we were unable to sell through the retail channel at wholesale.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Compensation and benefits(1)	$6,700	$1,772	$19,463	$5,300
Marketing	7,240	466	13,674	1,406
Technology	2,089	126	7,467	402
Other costs(2)	8,751	1,783	22,435	4,028
Total selling, general and administrative expenses	$24,780	$4,147	$63,039	$11,136

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
Selling, general and administrative expenses increased by $20.7 million, to $24.8 million during the three months ended September 30, 2021, from $4.1 million in the comparable period in 2020. Costs related to being a public company increased $7.0 million, primarily due to legal, accounting and insurance costs, compensation and benefits increased $4.9 million due to increased corporate headcount and new hub openings, marketing expense increased $6.8 million in connection with marketing higher levels of inventory online and our national expansion, and technology expense increased $2.0 million due to website enhancements the Company has begun.
Selling, general and administrative expenses increased by $51.9 million, to $63.0 million during the nine months ended September 30, 2021, from $11.1 million in the comparable period in 2020. Costs related to being a public company increased $18.4 million, primarily due to legal, accounting and insurance costs, compensation and benefits increased $14.2 million due to increased corporate headcount and new hub openings, marketing expense increased $12.3 million in connection with marketing higher levels of inventory online and our national expansion, and technology expense increased $7.1 million due to website enhancements the Company has begun.

Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our condensed consolidated financial statements).

Since inception, we have generally operated at a loss for most periods. As of September 30, 2021, we had cash and cash equivalents, restricted cash and short-term marketable securities of $201.2 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations and expansion plans for at least the next 12 months. We expect that as we add hubs as part of our planned expansion and bring them to maturity, we will continue to operate at a loss until we achieve scale and are able to leverage our operating costs. Our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue and gross profit. If this continues to be the case, our cash on hand together with cash generated from operating activities may therefore be insufficient to fully fund the planned expansion of our business over the next couple years. In such a case, we would need to revise our expansion strategy or engage in equity or debt financings to secure additional funds in order to fund our continued expansion or we would need to slow or postpone the expansion to preserve cash. We may also require additional funds to the extent our plans change, if we elect to acquire complementary businesses or due to unforeseen circumstances. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of September 30, 2021, we had $24.3 million principal outstanding under the Ally Facility, primarily from increased sourcing through vehicle purchases.
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

Cash Flows — Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash Flow Data:
Net cash (used in) operating activities	$(110,175)	$(1,039)
Net cash (used in) investing activities	(165,774)	(1,059)
Net cash provided by financing activities	330,854	2,199
Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $(110.2) million, primarily driven by net loss of $(25.7) million adjusted for non-cash charges of $(28.6) million and net changes in our operating assets and liabilities of $(55.9) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(81.4) million, partially offset by stock compensation of $49.1 million. The changes in operating assets and liabilities are primarily driven by an increase in inventories $(46.8) million, an increase other current assets of $(8.4) million and an increase in other long-term assets of $(4.3) million, partially offset by an increase in accrued expenses of $5.4 million and an increase in accounts payable of $3.5 million.
For the nine months ended September 30, 2020, net cash used in operating activities was $(1.0) million, primarily driven by a net loss of $(2.2) million and non-cash charges with a $(0.6) million impact on operating cash flows, partially offset by net changes in our operating assets and liabilities of $1.8 million. The changes in operating assets and liabilities were primarily an increase of accounts payable of $0.9 million, an increase in accrued expenses of $0.8 million and an increase in other liabilities of $0.7 million, partially offset by an increase in inventory of $(0.6) million. The non-cash adjustments primarily relate to an increase in fair value of the preferred stock tranche obligation of $(0.9) million offset by depreciation and amortization expense of property and equipment and lease vehicles of $0.1 million and $0.1 million, respectively.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $(165.8) million, primarily driven by purchases of marketable securities of $(359.4) million, the purchase of property and equipment of $(6.8) million and capitalized software costs of $(11.5) million, partially offset by proceeds from sales and maturities of marketable securities of $212.8 million.
For the nine months ended September 30, 2020, net cash used in investing activities of $(1.1) million was primarily driven by purchases of marketable securities of $(1.0) million.
Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $330.9 million, primarily driven by the issuance of common stock to the PIPE investors and Former CarLotz shareholders of $435.0 million and borrowings on the floor plan facility of $127.3 million, partially offset by the payments made to existing shareholders of Former CarLotz as part of the Merger of $(62.7) million, transaction costs and advisory fees of $(47.6) million, payments on floor plan notes payable of $(109.0) million, payments made on accrued dividends of $(4.9) million, repayment of debt of $(4.7) million and the payment of cash consideration on options of $(2.5) million.
For the nine months ended September 30, 2020, net cash provided by financing activities was $2.2 million, primarily driven by borrowings on the floor plan facility of $16.8 million and long-term debt borrowings of $2.2 million, partially offset by repayment of the floor plan note payable of $(16.9) million.

Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. As of September 30, 2021, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
	($ in thousands)
Floor plan facility(1)	$24,284	$24,284	$—	$—	$—
Operating lease obligations	49,698	1,344	13,537	11,686	23,131
Total	$73,982	$25,628	$13,537	$11,686	$23,131
______________
(1)Represents the principal amount outstanding as of September 30, 2021. Due to the uncertainty of forecasting the timing of expected variable interest rate payments, interest payment amounts are not included in the table. Borrowings under the floor plan facility are payable when the underlying vehicle is sold, which is expected to be less than one year.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

For information on critical accounting policies, see “Critical Accounting Policy and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on May 25, 2021 and Part I, Item 2 of the Quarterly Report on Form 10-Q for the period ended March 31, 2021.
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
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of September 30, 2021, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
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
We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The

Wall Street Journal plus 2.50% per annum and, as of September 30, 2021, the prime rate as published in The Wall Street Journal was 3.25%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of September 30, 2021, we had total outstanding debt of $24.3 million under the floor plan facility.
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
Concentrations of credit risk with respect to trade receivables are limited due to the large diversity and number of customers comprising our retail customer base.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, and which is still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

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
_____________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2021.

CarLotz, Inc.

By:	/s/ THOMAS W. STOLTZ
Thomas W. Stoltz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)