Form 10-K
period 2021-12-31
CarLotz, Inc.
filed 2022-03-15
CIK 1759008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38818
CarLotz, Inc.
(Exact name of registrant as specified in its charter)

Delaware			83-2456129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
611 Bainbridge Street, Suite 100	Richmond	Virginia	23224
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price of $5.46 for shares of the registrant’s Class A common stock as reported by the Nasdaq Capital Market, was approximately $334.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 114,089,787 shares of Class A common stock as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2022 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

CarLotz, Inc.

FORWARD-LOOKING STATEMENTS; MARKET, RANKING AND OTHER INDUSTRY DATA

For purposes of this Annual Report on Form 10-K, the terms “CarLotz,” “the Company,” “we,” “us” and “our” refer to CarLotz, Inc., and its subsidiaries. Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2021” is a reference to the year ended December 31, 2021.

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

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our ability to:

·	manage our business through and following the COVID-19 pandemic and the related semi-conductor chip and labor shortages;

·	achieve revenue growth and profitability in the future;

·	innovate and expand our technological capabilities;

·	effectively consolidate and optimize our reconditioning operations;

·	grow existing vehicle sourcing accounts and key vehicle channels;

·	add new corporate vehicle sourcing accounts and increase consumer sourcing;

·	have sufficient and suitable inventory for resale;

·	increase our service offerings and price optimization;

·	effectively promote our brand and increase brand awareness;

·	expand our product offerings and introduce additional products and services;

·	improve future operating and financial results;

·	acquire and protect intellectual property;

·	attract, train and retain key personnel, including sales and customer service personnel;

·	acquire and integrate other companies and technologies;

·	remediate material weaknesses in internal control over financial reporting;

·	comply with laws and regulations applicable to our business;

·	successfully defend litigation; and

·
successfully deploy the proceeds from the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc., and CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”), pursuant to which Acamar Partners Sub, Inc. merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of CarLotz, Inc. (the “Merger”).

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

·	risks of the automotive and used vehicle industries, including those related to the ongoing semi-conductor chip and labor shortages;

·	litigation, complaints, or adverse publicity;

·
the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability, including, in each case, as a result of the ongoing COVID-19 pandemic;

·	new entrants in the consignment-to-retail used vehicle business;

·	technological disruptions, privacy or data breaches, the loss of data or cyberattacks; and

·	the ability to compete successfully with new and existing market participants.

In addition, the origination and retention of new corporate vehicle sourcing partners and further penetration of existing accounts will depend on various factors, including, but not limited to, communicating and executing on the value of selling vehicles at retail prices instead of wholesale prices in the wake of unprecedented wholesale price increases, building brand awareness, local permitting, licensing and regulatory compliance and our ability to manage expansion and to hire, train and retain personnel, the ability to introduce new products and services and general economic conditions.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements included in this Annual Report on Form 10-K are more fully described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks described in “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition and results of operations.

New risks emerge from time to time and it is not possible to predict all such risks, nor can we assess the impact of those risks on our business or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Market, ranking and industry data used throughout this Annual Report on Form 10-K are based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications, including reports by third party research analyses and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we are not aware of any misstatements regarding the industry data presented herein, our estimates involved risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business
Overview
CarLotz operates a consignment-to-retail used vehicle marketplace that provides our corporate vehicle sourcing partners and retail sellers of used vehicles with the ability to easily access the retail sales channel. Our mission is to create the world’s greatest vehicle buying and selling experience. We operate a technology-enabled buying, sourcing and selling model that offers an omni-channel experience and diverse selection of vehicles. Our proprietary technology provides our corporate vehicle sourcing partners with real-time performance metrics and data analytics along with custom business intelligence reporting that enables vehicle triage optimization between the wholesale and retail channels.

Our consignment model facilitates the sale of a vehicle by individuals and businesses alike. For our consignment partners we offer a physical location to display the vehicle, detailing, photography, marketing, a degree of separation between the seller and buyer, and the consumer confidence associated with a national dealership. Our asset-light model is designed to allow us to obtain vehicles through consignment, thereby limiting capital risk, as those vehicles consigned to us for sale (as opposed to purchased vehicles) are still owned by our corporate vehicle sourcing partners and retail sellers.
We offer our products and services to (i) corporate vehicle sourcing partners, (ii) retail sellers of used vehicles and (iii) retail customers seeking to buy used vehicles. Our corporate vehicle sourcing partners include fleet leasing companies, vehicle rental companies, banks, finance companies, third-party remarketers, wholesalers, corporations managing their own fleets and OEMs. We offer our corporate vehicle sourcing partners a pioneering, Retail Remarketing™ service that is designed to fully integrate with their existing technology platforms. For individuals who are our retail sellers, our goal is to offer a hassle-free selling experience that allows them to stay fully informed by tracking the sale process through our easy to navigate online portal. Buyers can browse our inventory online through our website or at our locations as well as select from our integrated financing and insurance products with ease.
Founded in 2011, CarLotz currently operates twenty-two retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Southwest, Midwest, West and Pacific Northwest regions of the United States. Our current facilities are located in Alabama, California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington State. Generally, our hubs act as both physical showrooms with retail sales and as consignment centers where we can source, process and recondition newly acquired vehicles. With the aim of improving our operating and financial results, we are planning to pause our real estate growth efforts in 2022, except for one hub we expect to open in 2022.
Inventory Sourcing

We source vehicles from both corporate and consumer sellers, auctions and other wholesale channels. We source vehicles non-competitively (i.e. vehicles sourced other than from auctions) through our consignment to retail sales model, through purchases directly from consumers and through arrangements with corporate vehicle sourcing partners. We also source vehicles competitively through purchase at auction, as necessary, to provide inventory at our newer hub locations, to round out our inventory and during periods of tight supply.

We expect to maintain long-term sourcing relationships with a number of national accounts and to pursue sales from new accounts. We support our corporate vehicle sourcing partners by offering a technology platform designed to allow our supply partners to track the sale process of their vehicles in real-time, along with a custom system for managing customer leads and leads from third party providers. Our proprietary application includes a suite of tailored features designed to create value for sellers with tools for documenting and transmitting vehicle information.

We generally charge our retail sellers and some corporate vehicle sourcing partners a flat fee for our consignment services. In addition to our flat fee model, we also enter into alternative fee arrangements, such as profit sharing programs or programs with fees based on a return above a wholesale index. The profit sharing programs generally include arrangements where we share a percentage of vehicle sale proceeds and, in some cases, fees with our corporate sourcing partners. The programs with fees based on a return above a wholesale index generally include a payment above the wholesale price. Under these alternative fee arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on, among other things, the unit’s sale price, shipping and reconditioning costs, and fees we are able to charge in connection with the sale. We do not have long-term contracts with any of our corporate vehicle sourcing partners and, under arrangements with them, they are not required to make vehicles available to us. For these and other reasons, our volume and mix of vehicles from our corporate vehicle sourcing partners has fluctuated in the past and will continue to fluctuate over time. In addition, our gross profit per unit has fluctuated in the past and is likely to fluctuate from period to period, perhaps significantly, due to, among other reasons, our mix of competitively sourced and non-competitively sourced inventory, and the sales prices and fees we are able to collect on the vehicles.

We also have dealer owned inventory, which includes inventory purchased at wholesale auctions or purchased from consumers and our corporate partners, that operates in a similar manner to traditional used car dealers and which exposes us directly to the effects of changes in vehicle prices (generally price depreciation) more directly than inventory sourced through consignment.

Our gross profit per unit has fluctuated and will continue to fluctuate from period to period, perhaps significantly, due to, among other things, our mix of competitively sourced and non-competitively sourced inventory, acquisition costs and the sales prices and fees we are able to collect on the vehicles.
Revenue Generation
CarLotz generates a significant majority of its revenue from contracts with retail customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Customers also may trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. CarLotz generates revenue from providing retail vehicle buyers with options for financing, insurance, extended warranties, and other vehicle protection products; these services are provided by third parties that CarLotz either marks up or earns a commission based on our customers’ purchases. Since we do not control these products before they are transferred to the consumer, we recognize net commission revenue at the time of sale.
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
Our revenue for the years ended December 31, 2021, 2020, and 2019 was $258.5 million, $118.6 million, and $102.5 million, respectively.
Regional Hub Network
Through our e-commerce website and twenty-two regional hubs, we aim to provide a shopping experience for today’s modern vehicle buyer, allowing our nationwide retail customers to transact online, in-person or a combination of both. We aim to offer a full-spectrum of inventory, including high-value and commercial vehicles, available for delivery anywhere in the U.S. Our regional hubs allow for test drives and on-site purchase. Our current facilities are located in Alabama, California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia, and Washington State.

Technology
We are constantly reviewing our technology platform, and our goal is to enhance our online platform for seamless end-to-end transactions and to continually enhance both the car buying and selling experience. Our B2B portal and integration framework are designed to support the assignment, re-conditioning, sale and remittance of vehicles from our corporate vehicle sourcing partners.

Seasonality

Used vehicle sales generally experience seasonality with sales typically peaking late in the first calendar quarter of each year and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also historically have exhibited seasonality, with used vehicle prices declining at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal.

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

State dealer licensing authorities regulate the purchase and sale of used vehicles and add-on products, including financing, by dealers within their respective states. We are licensed as a dealer in Alabama, California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington and all of our transactions are conducted under our respective state licenses.

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

For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors.”

Competition

The used vehicle market in the United States is highly competitive and fragmented. There are approximately 43,000 used vehicle dealers nationwide as well as a large number of transactions occurring in the peer-to-peer market. Competitors in the used vehicle market include:

•traditional used vehicle dealerships, including those that may increase investment in their technology and infrastructure or leverage original equipment manufacturing services to market and sell used vehicles online;
•large national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including omni-channel offerings;
•on-line and physical auction businesses, such as ADESA (which recently signed a definitive agreement to be acquired by Carvana, subject to customary closing conditions), Manheim, ACV, BackLotCars and several smaller independent auctions that compete with us for the supply of our vehicles;
•sales by rental car companies directly to consumers of used vehicles that were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales;
•used car dealers or marketplaces with e-commerce business or online platforms such as Carvana, Vroom and Shift; and
•the peer-to-peer used vehicle sales market, utilizing sites such as Google, Facebook, Craigslist.com, eBay Motors and Nextdoor.com.

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

Human Capital Resources

As of December 31, 2021, we had approximately 492 employees. All of our teammates are paid via W-2 and none of our employees are represented by a labor union. We have not experienced any interruptions of operations due to labor disagreements. Most of our staff are at-will employees that can terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors section of our website at www.carlotz.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as CarLotz, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the following events occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Summary Risk Factors

•General business and economic conditions, and risk to the larger automotive ecosystem, including consumer demand, could adversely affect the market for used vehicles.

•The continuing semi-conductor chip shortage and COVID-related supply chain issues have impacted, and may continue to impact, our ability to execute on our vehicle sourcing plans and have reduced, and may continue to reduce, our profitability.

•Sourcing vehicles via competitive or direct purchases exposed us, and may continue to expose us, to additional risks and has increased, and may continue to increase, those risks to which we have been exposed in the past.

•We may be unable to improve productivity and efficiency at our hubs.

•We participate in a highly competitive industry and face pressure from existing and new companies.
•Our business model relies on the willingness of sellers to consign their vehicles with us.

•Our business is dependent upon us having sufficient and suitable inventory for resale to customers.

•One or more of our corporate vehicle sourcing partners may represent 10% or more of our total vehicles sold, and at times significantly more, in the normal course of our vehicle sourcing.

•We are, and may in the future be, subject to legal proceedings in the ordinary course of our business, including claims that may not be covered by our insurers.

•We have a history of losses and we may not achieve profitability in the future.

•We may not be able to sustain our revenue growth or effectively manage growth.

•Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent COVID-19 pandemic.

•Our ability to maintain and expand our product offerings and introduce additional products and services may be limited.

•We may experience damage or destruction to, or theft of, the vehicles consigned to us, or our processing centers or retail hubs, business interruptions or other liabilities.

•Our business is dependent upon us having sufficient and suitable inventory for resale to customers.

•Our business is sensitive to changes in the prices of new and used vehicles.

•We faced, and continue to face, a variety of risks associated with our inspection and reconditioning operations.

•If we fail to implement and maintain an effective system of internal control to remediate our material weaknesses over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations as a public company, or prevent fraud.

•We may fail to adequately protect our intellectual property, technology and confidential information.
Risks Related to CarLotz’ Business
General business and economic conditions, and risk to the larger automotive ecosystem, including consumer demand, could adversely affect the market for used vehicles, which could reduce our revenue and profitability.
The market for used vehicles in the U.S. is affected by general business and economic conditions, especially as a result of the COVID-19 pandemic, the global semi-conductor chip shortage, and inflationary pressures. Volatility caused by, among other events, the COVID-19 pandemic, the global semi-conductor chip shortage, and inflationary pressures has resulted in, or may result in, reduced demand for our services, consigned and purchased vehicles and value-added products, reduced spending on vehicles, the inability of customers to obtain credit to finance purchases of vehicles, and decreased consumer confidence to make discretionary purchases. In addition, global inflation has increased during 2021, related to the COVID-19 economic recovery and associated disruptions in global demand, supply, geopolitical events, logistics and labor markets.
Purchases of used vehicles and the consignment of vehicles for sale are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including the availability of new vehicles, difference between wholesale and retail prices, rising interest rates, the cost of energy and gasoline, changes in consumer behavior, and the availability and cost of consumer credit and reductions in consumer confidence. Fears of recession, stock market volatility, inflationary pressures, inflation and regulations as a result of the COVID-19 pandemic may decrease consumer demand and reduce our revenue.
In the event of a sustained revenue or earnings decline suffered by participants in the automotive markets, our competitors and car manufacturers may attempt to increase their sales, including by offering increased trade-in values for vehicles, reducing prices or increasing marketing expenditures, each of which may cause potential vehicle sourcing partners to perceive that there are higher value alternatives to selling their vehicles to us or consigning their vehicles with us and which may result in fewer vehicles being available to us on a consignment basis or generally.
A prolonged economic downturn that results in reduced demand for our services, vehicles and product offerings could have a material adverse effect on our business, financial condition and results of operations.
The continuing semi-conductor chip shortage and COVID-related supply chain issues, have impacted, and may continue to impact, our ability to execute on our vehicle sourcing plans and have reduced, and may continue to reduce, our profitability.
As the global semi-conductor chip shortage and COVID-related supply chain issues continue to persist, new-vehicle inventory has remained historically low. The low levels of available new-vehicle inventory have reduced the supply of used vehicles in the automotive ecosystem. As a result of the reduced supply of used vehicles, the price of both retail and wholesale vehicles has increased, and wholesale used vehicle prices have experienced a larger percentage increase than used retail pricing during the year ended December 31, 2021 which has reduced the incremental value we can deliver to our corporate vehicle sourcing partners via Retail Remarketing™, and at times made consignment less attractive to partners than quickly selling vehicles through the wholesale channel. As a result, we have experienced constraints, and may continue to experience constraints, on our supply of used vehicles from our corporate vehicle sourcing partners, which has adversely impacted and could continue to adversely impact our ability to execute on vehicle sourcing plans and our sales and profitability. If we are unable to execute on our vehicle sourcing plans to source vehicles non-competitively from our corporate sourcing partners, as we have experienced in 2021, and directly from consumers, it could have a material adverse effect on our business, financial condition and results of operations.
Sourcing vehicles via competitive or direct purchases exposed us, and may continue to expose us, to additional risks and has increased, and may continue to increase, those risks to which we have been exposed in the past.
When acquiring vehicles via competitive or direct purchase, we take on all of the risks of ownership of a vehicle. While purchasing a vehicle can provide an opportunity for us to retain higher profits than when selling on behalf of a vehicle consignor, it also exposes us to all of the risks of vehicle ownership, which we experienced at times in 2021. For purchased vehicles, we are not able to enter into any risk sharing arrangement with a vehicle consignor or to share any of the cost of preparing the vehicle for sale, whether directly or through fees deducted from the sale proceeds that we deliver to a vehicle consignor. Purchasing vehicles increases the amount of our assets represented by inventory at a given time, which may constrain the amount of inventory we can hold. In general, competitively sourced vehicles are obtained at a higher purchase price than non-competitively sourced vehicles, increasing the chance of selling at reduced profit or a loss, especially during periods when we may be forced to be less selective in our purchases to maintain a sufficient level and variety of inventory, which we experienced at times in 2021 and may continue to experience. Additionally, as we experienced in 2021 and may continue to experience, the longer the vehicle ages, over time the fair value may decrease below cost. Also, purchased vehicles, as compared to non-competitive consignments, result in increased interest expense due to higher borrowings under our floorplan facility. If such conditions were to continue requiring, the company to competitively source vehicles as opposed to non-competitively, this could have a material adverse effect on our business, financial condition and results of operations, as we experienced in 2021. In particular, during the year ended December 31, 2021, we were forced to source a greater percentage of our inventory through wholesale purchases, which has exposed, and may continue to expose, our business to these risks.
Our inability to improve productivity and efficiency at our hubs has materially and adversely affected, and may continue to materially and adversely affect, our revenue, unit sales, gross profit, and growth.
The optimization of used vehicle sourcing, reconditioning, and sales is essential to increasing unit sales and gross profit. We have experienced suboptimal levels of productivity and efficiency and our hubs, which has materially and adversely affected our revenue, unit sales, gross profit and growth. If we are unable to improve productivity and efficiency at our hubs, our ability to increase revenue, unit sales and gross profit and to grow our business could be materially and adversely affected.
We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business, financial condition and results of operations.
Our business is involved in the sourcing and sale of used vehicles. Used and new car dealerships, companies that provide listings, information and lead generation, as well as car-buying and car-selling services designed to help potential vehicle sellers and buyers and to enable dealers to reach these vehicle sellers and buyers, are sources of significant competition to our business. Some of these companies include:
•traditional used vehicle dealerships, including those that may increase investment in their technology and infrastructure or leverage original equipment manufacturing services to market and sell used vehicles online;
•large national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including omni-channel offerings;
•on-line and physical auction businesses, such as ADESA (which recently signed a definitive agreement to be acquired by Carvana, subject to customary closing conditions), Manheim, ACV, BackLotCars and several smaller independent auctions that compete with us for the supply of our vehicles;
•sales by rental car companies directly to consumers of used vehicles that were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales;
•used car dealers or marketplaces with e-commerce business or online platforms such as Carvana, Vroom and Shift; and
•the peer-to-peer used vehicle sales market, utilizing sites such as Google, Facebook, Craigslist.com, eBay Motors and Nextdoor.com.
We also expect that new competitors will continue to enter the online and traditional automotive retail industry with competing brands, business models, and products and services. These competitors may include companies who attempt to compete directly with our consignment-to-retail business model which could have an adverse effect on our business, financial condition and results of operations.
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

Our business model relies on the willingness of sellers to consign their vehicles with us.

Our business depends on our ability to attract consumers to consign with us and cost-effectively attract, retain and grow relationships with corporate vehicle sourcing partners and retail sellers, and in turn, on the supply of used vehicles sold through our marketplace. For the three months and the year ended December 31, 2021, one of our corporate vehicle sourcing partners, with whom we do not have a consignment contract, accounted for 14% and 31%, respectively, of our sold vehicles and 66% and 60%, respectively, of our consigned vehicles. In prior periods such corporate vehicle sourcing partner accounted for a greater percentage of our sourced vehicles, and during 2021 paused its consignment of vehicles with us in May and resumed their consignment with us in September, which had an adverse effect on our business. To expand our consignment base, we must educate consumers on the benefits of the consignment model and appeal to and contract with more local and regional corporate accounts, as well as national accounts, further penetrate existing corporate vehicle sourcing partners’ accounts and engage individuals who may be unfamiliar with our consignment-to-retail marketplace. Our strategy also includes leveraging our existing relationships to further penetrate existing corporate customers and rely on a variety of methods to scale our business in new markets, including traditional advertising, retail signage, targeted sales efforts and word-of-mouth. We have experienced, and may continue to experience, inadequate supply of vehicles from our consignment relationships with consumers and corporate partners, which has required us, and may continue to require us, to acquire vehicles by other means, including through wholesale market purchases, and hold them longer than expected.

Our business is dependent upon us having sufficient and suitable inventory for resale to customers.

We acquire vehicles for sale through numerous sources, both non-competitively and competitively. The supply of vehicles may not be sufficient or suitable to meet our customers’ needs and vehicles may not be available at prices or on terms acceptable to us or profitable to us on resale. In addition, vehicles purchased or consigned by us may turn out not to be the most desirable for our customers in a particular market. During the year ended December 31, 2021, we had a higher mix of dealer-owned inventory acquired from wholesale auctions than expected due to a number of factors such as market conditions, cars available to us, the reduction of vehicles consigned with us from the corporate sourcing vehicle partner that paused consignments with us during a portion of the year and the purchases from auction of vehicles for our new hubs. Some of that inventory was not profitable to us and was held for sale longer than desired. Not having sufficient or suitable inventory as we experienced in 2021 and may experience in the future could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.
One or more of our corporate vehicle sourcing partners may represent 10% or more of our total vehicles sold, and at times significantly more, in the normal course of our vehicle sourcing.
One or more of our corporate vehicle sourcing partners will often represent 10% or more of the vehicles we sell over a particular period. For example, for the three months and the year ended December 31, 2021, one of our corporate vehicle sourcing partners accounted for 14% and 31%, respectively, of our sold vehicles and 66% and 60%, respectively, of our consigned vehicles. Over time, we may have concentrations of 10% or more for a number of reasons and the concentrations will often vary among corporate vehicle sourcing partners. Some corporate vehicle sourcing partners may make a supply of vehicles available at certain times of a given year, while others may increase or decrease their flow of vehicles for a number of reasons, including the performance of their business or prevailing business considerations and economic conditions, or in their discretion.
Furthermore, at times, we may source a significantly higher portion of our consigned vehicles from one or more corporate vehicle sourcing partners. For example, the corporate vehicle sourcing partner that accounted for 31% of the cars we sold during the year ended December 31, 2021 paused their consignment with us from May and resumed their consignment with us in September, such pause having an adverse effect on our business. Such concentrations can result from a variety of factors, some of which are beyond our control. During any given time period, we may elect to source a higher percentage of vehicles from one or more corporate vehicle sourcing partners for a variety of reasons, including the availability of specific vehicle makes and models.
Sourcing a significant portion of our consigned vehicles from a limited number of corporate vehicle sourcing partners exposes us to a number of risks, as we experienced in 2021, and may experience in the future. Our agreements with our corporate vehicle sourcing partners are generally subject to cancellation by either party upon 30 to 90 days’ notice. Generally, corporate vehicle sourcing partners make non-binding commitments to us regarding consignment volumes. If a corporate vehicle sourcing partner from which we are sourcing a significant portion of our vehicles were to cease, pause or significantly reduce making vehicles available to us, it could adversely affect our business, financial condition and results of operations as we would likely need to increase our sourcing of vehicles from other vehicle sourcing partners potentially on less favorable terms and conditions, as we did at times during 2021. Such an effort may take a number of months and may not precisely replicate the variety and quality of vehicles we have been sourcing from this single source. Further, we have been required, and may continue to be required, to increase our purchasing of vehicles at wholesale auction or by direct purchases or otherwise to maintain optimal inventory levels and mix as we work to increase vehicle supply from other vehicle sourcing partners, which could negatively affect our margins and gross profit per vehicle, as we experienced in 2021.
We are, and may in the future be, subject to legal proceedings in the ordinary course of our business, including claims that may not be covered by our insurers. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are currently, and may, from time to time, be involved in and subject to various litigation matters, which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources. See Note 15 to the Consolidated Financial Statements  — Commitments and Contingencies — Legal Matters for additional details regarding legal proceedings.

Our potential liabilities are subject to change over time due to a variety of factors, including new developments, changes in applicable law or changes in settlement strategy, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.
Our ability to attract and retain effective sales and reconditioning professionals may adversely affect our business.
We rely on our reconditioning professionals to ensure that the retail vehicles that we sell meet our quality standards. We rely on our sales professionals to develop relationships, provide exceptional customer experiences and sell vehicles and other products. The process of identifying and hiring sales and reconditioning professionals with the combination of skills and attributes required can be difficult and require significant commitment of time. In addition, competition for qualified employees and personnel in the retail vehicle industry is intense and turnover among our sales and reconditioning professionals within a few years is not uncommon. Any shortage in sales and reconditioning professionals or delay in identifying and hiring quality sales and customer service professionals could have a negative impact on our business. If we are not successful in attracting and retaining effective sales and reconditioning professionals, the quality of our vehicles and customer experience may be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We have a history of losses and we may not achieve profitability in the future.
We have experienced net losses of $39.9 million, $6.6 million, and $12.7 million in the years ended December 31, 2021, 2020, and 2019, respectively. Several factors may impact our profitability in the future:
•We expect to make investments to further develop our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Our failure to realize the benefits associated with investments to further develop our business could have a material adverse effect on our business, financial condition and results of operations.
•We may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods and may lead to further impairment losses on our assets.
•Our revenue growth may not meet our expectations in future periods

•As a public company, we will incur significant legal, accounting and other expenses that Former CarLotz did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve profitability.
We may not be able to sustain our revenue growth or effectively manage growth.
Our revenue grew from $102.5 million for the year ended December 31, 2019 to $118.6 million for the year ended December 31, 2020 and $258.5 million for the year ended December 31, 2021. In the future, even if our revenue increases, our rate of growth may decelerate. In any event, we may not be able to grow as rapidly or at all if we do not:
•reach profitability in our hubs;
•innovate and expand our technological capabilities;
•further penetrate our existing accounts and key vehicle channels;
•add corporate vehicle sourcing partners and increase consumer sourcing; and
•successfully market our brand.
We have not met our objectives in the past and cannot assure you that we will be able to meet these objectives in the future. As we continue to grow, we expect to invest financial and other resources to:
•invest in our core suite of technology as well as various retail and processing enhancements;
•invest in brand marketing and advertising; and
•incur general administration, including legal, accounting and other compliance expenses related to being a public company.
Our historical growth and projected growth will continue to place significant demands on our management and on our operational and financial resources. Our business strategy involves growth in the number of corporate vehicle sourcing partners, retail sellers and customers selling and buying cars through our platform. We have modified our previously stated goal of opening more than 40 hubs by the end of 2023 in order to focus on enhancing the efficiency of our current hubs. Our organizational structure has become more complex as we hired staff, and we will need to improve our operational, legal, financial and management controls as well as our reporting systems and procedures. We continue to develop in these areas while seeking to preserve our corporate culture of rapid innovation, teamwork and attention to the car buying and selling experience for our corporate vehicle sourcing partners, retail sellers and customers. A failure to manage our growth effectively to maintain the quality and efficiency of the car selling experience for our corporate vehicle sourcing partners, retail sellers and the quality of the vehicles we sell, could have a material adverse effect on our business, financial condition and results of operations.
We grew rapidly in 2021, opening 14 hubs. However, our business has operated at substantial scale for only a limited period of time. Given current market conditions, including inventory constraints and our continued focus on cash utilization, and our growth in 2021, we intend to pause on any openings in new markets until market conditions change. It is difficult to predict when we will recommence opening hubs. Our historical revenue growth should not be considered indicative of our future performance. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time any investments in new geographic markets and in our product offerings may be less productive than expected or be subject to unknown risks. An inability to adjust our strategy to meet changing market conditions could have an adverse effect on our business, financial condition and results of operations.
Our marketing activities may fail to efficiently drive growth in units sourced from consumers and corporate vehicle sourcing partners as well as units sold to buyers.
Our future growth and success will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs, and we plan to focus on efficiency in our investment in these activities. These brand promotion activities may not yield increased revenue, and the efficacy of these activities will depend on a number of factors, including our ability to do the following:
•determine the effective creative message and media mix for advertising, marketing and promotional expenditures;
•select the right markets, media and specific media vehicles in which to advertise;

•identify the most effective and efficient level of spending for each market, media and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, to maintain acceptable retail seller and buyer acquisition costs.
We expect to focus on increasing the efficiency of our advertising spending in future periods to drive our growth. Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our operating results.
Implementing new marketing and advertising strategies also could increase the risk of devoting capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similar or more effective channels, our marketing and advertising expenses could increase substantially, and thus our corporate vehicle sourcing partners, retail sellers and buyers could be adversely affected, and our business, financial condition and results of operations could be harmed.
Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent COVID-19 pandemic.

The global spread of COVID-19 since late 2019 has resulted in governmental authorities implementing numerous protective measures during the ongoing pandemic, such as travel restrictions, quarantines, shelter in place orders and shutdowns, to contain the spread of the virus and reduce its impact. These measures have impacted, continue to impact and may further impact some or all of our teammates and operations, the behavior and operations of our corporate vehicle sourcing partners, new car manufacturers, and the behavior of our customers. This pandemic has significantly disrupted economies around the world, including the United States, and will likely continue to cause significant disruptions. Although the development of vaccines has alleviated some disruption, the increase in variants, such as Delta and Omicron, has led to significant uncertainty regarding the extent and duration of potential future measures that may be taken to contain the virus and how those measures may in turn impact our business.
The COVID-19 pandemic has also created challenges for many supply chains and uncertainty regarding economic activity and consumer demand. For example, the semi-conductor chip shortage and other COVID-related supply chain issues have created disruption and volatility in the automotive marketplace. It is also possible that changes in consumer needs, such as the increased ability to work remotely, as a result the COVID-19 pandemic could have an impact the market for vehicles generally.

Our business and the results of our operations depends on our ability to adequately staff our hub locations. Due to the COVID-19 pandemic, we have not been in the past, and may in the future be, unable to maintain the appropriate level of staffing given that the pandemic has perpetuated a labor shortage and also heightened labor relations issues. In addition, if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional or future governmental COVID-19 curfews or “shelter in place” health orders or similar restrictions, our service and operations may be negatively affected. If we are unable to maintain the appropriate level of staffing at our hubs, our business and the results of our operations could be adversely affected.
The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information that may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact, among others. Additionally, the COVID-19 pandemic may have the effect of heightening many of the other risks described in “Risk Factors”, including risks relating to general economic conditions.
Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
The labor costs associated with our operations, including our retail hubs, are subject to many external factors, including unemployment levels, labor shortages, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the U.S., as well as the minimum wage in a number of states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wages increase or related laws and regulations change, our labor costs may increase, which could have an adverse effect on our business, financial condition and results of operations. Increases in labor costs could force us to increase prices, which could adversely affect our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. This risk associated with labor costs is especially unpredictable given the previously discussed labor shortage.
Our ability to maintain and expand our product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition and results of operations.
Currently, we offer third-party financing, insurance and vehicle protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as vehicle service contracts. If we introduce new value-added products or expand existing offerings, we may incur losses or otherwise fail to enter these markets successfully. Entry into new markets may require us to compete with new companies, cater to new corporate vehicle sourcing partner, retail seller and customer expectations and comply with new complex regulations and licensing requirements, each of which will be unfamiliar. Accordingly, we could need to invest significant resources in market research, legal counsel and our organizational infrastructure, and a return on such investments may not be achieved for several years, if at all. Additionally, failure to comply with applicable regulations or to obtain required licenses could result in penalties or fines. We may fail in demonstrating the value of any new value-added product to customers, which would compromise our ability to successfully create new revenue streams or receive returns in excess of investments. Also, we may fail to retain financing partners, which could compromise our ability to offer an often key component of a sale to customers. Any of these risks, if realized, could have a material adverse effect on our business, financial condition and results of operations.
We may experience damage or destruction to, or theft of, the vehicles consigned to us, or our processing centers or retail hubs, business interruptions or other liabilities, which may adversely impact our business, financial condition and results of operations.
We store the vehicles consigned to us at our 22 retail hubs until they are sold to purchasers. These vehicles may be subject to damage resulting from transportation to and from our facilities, improper or incorrect reconditioning techniques, accidents during customer test drives or improper delivery of the vehicle to purchasers. Any damage or catastrophic loss of vehicles stored at our locations, due to natural disasters, like hail, or man-made disasters, such as theft or vandalism, arsons, accidents or otherwise, would result in liability to our corporate vehicle sourcing partners, retail sellers, or us (if we own the vehicle) for the expected value of the damaged or destroyed vehicle and, depending on the scale of damage, a significant disruption to our business. In addition, we may be subject to claims by employees, corporate vehicle sourcing partners, retail sellers, customers and third parties for personal injury or property damage.
While we carry insurance for all of our vehicles and the facilities in which the vehicles are stored, the insurance we carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss to one or more of our retail hubs or to the vehicles stored at our retail hubs, our liabilities may exceed the maximum insurance coverage amount, which could have a material adverse effect on our business, financial condition and results of operations.
We enter into alternative fee arrangements with certain of our corporate vehicle sourcing partners, which has caused, and may continue to cause, our gross profit per vehicle to fluctuate from period to period.
We generally charge our retail sellers and some corporate vehicle sourcing partners a flat fee for our consignment services. In addition to our flat fee model, we also enter into alternative fee arrangements, such as profit sharing programs or programs with fees based on a return above a wholesale index. The profit sharing programs generally include arrangements where we share a percentage of vehicle sale proceeds and, in some cases, fees with our corporate sourcing partners. The programs with fees based on a return above a wholesale index generally include a payment above the wholesale price. Under these sharing arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on, among other things, the unit’s sale price and fees we are able to charge in connection with the sale. We do not have long-term contracts with our corporate vehicle sourcing partners and, under our arrangements with them, they are not required to make vehicles available to us. For these and other reasons, our mix of vehicles sourced under alternative fee arrangements has fluctuated in the past and is likely to fluctuate over time. In addition, our gross profit per unit has fluctuated in the past and is likely to fluctuate from period to period, perhaps significantly, due, among other reasons, to our mix of competitively and non-competitively sourced inventory, and the sales prices and fees we are able to collect on the vehicles.

In the current macroeconomic environment, where the difference between wholesale and retail used vehicle prices are compressed, the alternative fee arrangements have resulted in lower gross profit per unit than we would realize under our flat fee pricing model. and such conditions could continue to occur which could have a material adverse effect on our business, financial condition and results of operations.
Our gross profit per vehicle has been, and may continue to be, sensitive to our ability to execute on inventory sourcing plans.
Our gross profit per unit is dependent on our ability to select (from corporate vehicle sourcing partners and retail sellers) and purchase (from retail sellers and wholesale auctions) a desirable and profitable mix of vehicles to sell. As a result of not maintaining and executing a robust inventory sourcing plan, our gross profit per vehicle has been, and may continue to be, adversely affected, as well as our business, financial condition, and results of operations.
Our business is sensitive to changes in the prices of new and used vehicles.
Significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, reducing demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and used vehicles. And lastly, lower used vehicle prices relative to wholesale could reduce the consignment of vehicles with us for sale, reducing our revenues.

Similar to the risk between retail prices for new and used vehicles, significant changes in the prices for wholesale used vehicles and retail used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, during the year ended December 31, 2021 and continuing in the first quarter to date, due to the continuing semi-conductor chip shortage, COVID-related supply chain issues constraining supply of new vehicles, and an increase in wholesale prices, among other factors, partners have sometimes chose to sell vehicles quickly through the wholesale channel rather than by consignment.
We faced, and may continue to face, a variety of risks associated with our inspection and reconditioning operations.
We currently operate processing centers at all but 3 of our 22 locations across the United States. If we are unable to operate our processing centers efficiently, as we experienced in 2021, it may result in delivery delays, delays in listing our inventory, additional expenses and the loss of potential and existing corporate vehicle sourcing partners and retail sellers and subsequent revenues, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, given the supply issues in the automotive ecosystem, we are unable to be as selective in the vehicles we source which leads to the average vehicle requiring more reconditioning to meet our standards to sell than in prior periods, resulting in increased processing time, reliance on third party providers, and increased costs. We have also experienced, and may continue to experience, inflationary pressure in our inspection and reconditioning operations, including in connection with used vehicle replacement parts.
During 2021, as we expanded our geographic footprint by increasing the number of our hubs, we increased our reconditioning capacity in anticipation of increased demand, which did not occur at the levels we expected. We are currently focused on consolidating our reconditioning capacity to reduce our costs. There is no assurance that any such consolidation or proposed efficiency actions will achieve such objective or provide us with an optimum platform for reconditioning operations in the future. In addition, if we are unable to operate our processing centers efficiently, we may increase our reliance on third party service providers for reconditioning, which could damage our reputation and decrease the quality of our services.
Further, in certain locations, we currently outsource all reconditioning services to third party providers which prevents us from controlling the cost or availability of such services. If we are unable to maintain our relationship with our third-party service providers, such service providers could cease to provide the services we need or such service providers are unable to effectively deliver services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative vendors or replace such service providers with our in house reconditioning specialists, we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing vehicles consigned to us for sale and increased time to sale, additional expenses and loss of potential and existing corporate vehicle sourcing partners and retail sellers and subsequent revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party carriers to transport vehicles to our hubs and customers and we are subject to associated business risks and costs of the transportation industry generally, many of which are out of our control.
We rely on third-party carriers to transport vehicles to our facilities as well as from our retail hubs to purchasers that elect to have their used vehicle delivered to them. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, potentially negatively impacting our brand perception, and eventually, business results.
Certain state laws prohibit or restrict vehicle consignment and, if additional states enact similar laws, our business, financial condition and results of operations could be adversely affected.
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
We operate in a highly regulated industry that is subject to a range of federal, state and local laws and regulations and if we fail to comply, our business, financial condition and results of operations could be adversely affected. In addition, some of these laws establish either a private right of action or permit private individuals and entities to enforce the same in the name of the relevant government entity.
Our business is and will continue to be subject to a wide range of federal, state and local laws and regulations, some of which are novel and without relevant precedent. Such laws and regulations include, but are not limited to:
•state and local licensing requirements;
•state and local titling and registration requirements;
•state laws regulating the sale of motor vehicles and related products and services;
•federal and state laws regulating vehicle financing;
•federal and state consumer protection laws; and
•federal and state data privacy laws.
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
State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our e-commerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them, and we may face regulatory action if regulators believe that we are not in compliance with such obligations. We are licensed as a dealer in each of the states in which operate one or more retail hubs and all of our vehicle transactions are conducted under such licenses. We believe that our activities in other states are not currently subject to their vehicle dealer licensing laws, however regulators could seek to enforce those laws against us. In addition, if we determine or are instructed by state regulators that obtaining a license in another state is necessary, either due to expansion or otherwise, we may not be able to obtain such a license within the timeframe we expect or at all.
Some states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, including processing fees, or maximum amounts financed. Processing fees represent a significant portion of our gross profit and further restrictions or limitations on these fees may have a negative impact on our results of operations. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. All vehicle sale transactions and applicable retail installment financings are conducted under our state dealer licenses. As we seek to expand our operations, we may be required to obtain additional finance or other licenses, and we may not be able to obtain such licenses within the timeframe we expect or at all.
Any failure to renew or maintain any of the foregoing licenses would have a material adverse effect on our business, financial condition and results of operations. Many aspects of our business are subject to regulatory regimes at the state and local level, and we may not have all licenses required to conduct business in every jurisdiction in which we operate. Despite our belief that we are not subject to certain licensing requirements of those state and local jurisdictions, regulators may seek to impose fines or other sanctions for operating without a license or demand we seek a license in those state and local jurisdictions, any of which may inhibit our ability to do business in those state and local jurisdictions, increase our operating expenses and adversely affect our business, financial condition and results of operations.
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
If we do not adequately provide advancements in our external facing technology utilized by our corporate vehicle sourcing partners, retail sellers and customers to conduct business, including mobile device technology, our operating results could be harmed and our growth could be negatively affected.
The shift to mobile technology by our corporate vehicle sourcing partners, retail sellers and customers may harm our business in the following ways:
•corporate vehicle sourcing partners, retail sellers and customers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;
•we may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms;
•consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient website functionality to convince a mobile device user to transact with us; or
•regulations related to consumer finance disclosures, including the Truth in Lending Act, may be interpreted, in the context of mobile devices, in a manner that could expose us to legal liability in the event we are found to have violated applicable laws.

If we do not develop suitable functionality for users who visit our website using a mobile device, our business, financial condition and results of operations could be harmed.
We may require the expansion of our existing floorplan credit facility and/or additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances and if such capital is not available, our business, financial condition and results of operations may be adversely affected.
We may require the expansion of our existing floorplan credit facility and/or additional equity or debt capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to fund our marketing expenditures to improve our brand awareness, enhance our technology, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any additional debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Continuing operating losses could lead to a violation of covenants related to our existing floorplan credit facility and could lead them to call the debt. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
We face a variety of risks associated with identifying, leasing and dedicating capital expenditure for our current and any future locations.
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
The communications, network and hardware to operate our website are provided to us by a third-party service provider and exist in fully redundant environments. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, hacking, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.
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
We rely on third party technology for certain of our critical business functions, including customer identity verification for financing, inventory data, software libraries and development environments and tools, and services to allow corporate vehicle sourcing partners, retail sellers and customers to digitally sign contracts. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our business, financial condition and results of operations may be adversely affected.
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be adversely affected.

We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, could have a material adverse effect on our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. The Board has announced the appointment of Lev Peker as our Chief Executive Officer and a member of the Board, effective as of April 18, 2022, to succeed our Chief Executive Officer, Michael Bor, who was also our Chairman of the Board, succeeded by Luis Ignacio Solorzano Aizpuru. Our future performance will depend, in part, on the successful transition of the Chief Executive Officer position. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. Most of our staff are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. We do not, and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
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
Our continued success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, research and development and sales and marketing functions;
•transition of the acquired company’s users to our website and mobile applications;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, policies and procedures at a business that prior to the acquisition may have lacked effective controls, policies and procedures;
•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.
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

If we fail to implement and maintain an effective system of internal control to remediate our material weaknesses over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations as a public company, or prevent fraud, and investor confidence and the trading prices of our securities may be materially and adversely affected.
Prior to the Merger, Former CarLotz was a private company with limited internal accounting and financial reporting personnel and other resources with which it addressed its internal control over financial reporting. In connection with the audits of Former CarLotz’ consolidated financial statements as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, Former CarLotz and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting. Although some aspects of the material weaknesses identified have been remediated, the material weaknesses in our internal control over financial reporting continues to exist. As defined in the standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified that continue to exist relate to our inability to maintain an effective control environment and our inability to design and implement effective control activities to enable the identification and mitigation of risks of material misstatement. We are in the process of implementing a number of measures to address these material weaknesses. See “Controls and Procedures — Remediation Efforts to Address Material Weaknesses”. However, we cannot assure you that these measures will fully address the material weaknesses and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.
We are subject to the Sarbanes-Oxley Act of 2002, and specifically to Section 404 thereof, which requires that we include a certification from management on the effectiveness of our internal controls in our annual report on Form 10-K. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems. We may be unable to complete our evaluation testing and any required remediation on a timely basis or at all.
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
We are subject to all of the operating hazards and risks normally incidental to the provision of auto sales. In addition to contractual provisions limiting our liability to our corporate vehicle sourcing partners, retail sellers, customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may occur from claims arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

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
Moreover, we are subject to contractual obligations requiring that we comply with, or help to facilitate compliance by our financial institution counterparties with, a broad range of regulatory requirements and obligations, including without limitation those related to sourcing partner and customer data, data security, privacy, anti-money laundering and the detection and prevention of financial crimes. The federal and state regulators responsible for implementing and enforcing these laws and regulations routinely examine our financial institution counterparties with respect to their compliance with such laws and regulations, including the extent to which these institutions’ third-party relationships may present compliance risks. Despite our best efforts to comply with all applicable regulatory and contractual obligations, it is possible that there could be some perceived or actual deficiency in our ability to adequately comply with financial regulatory requirements or to serve as a contractual counterparty to a regulated financial institution. Any such perceived or actual deficiency or risk to a regulated financial institution could result in a disruption of our relationship with that institution as well as with other lenders and other financial services counterparties, which could have a material adverse effect on our business, financial condition and results of operations.
Seasonal and other fluctuations in our quarterly operating results are likely and may not fully reflect the underlying performance of our business.
We expect our quarterly results of operations, including our revenue, cash flow and net profit or loss, to vary significantly in the future based in part on, among other things, seasonal and cyclical patterns in vehicle sales in the United States. Used vehicle sales generally experience seasonality with sales typically peaking late in the first calendar quarter of each year and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also historically have exhibited seasonality, with used vehicle prices declining at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal.
Additionally, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year, and sequential period-to-period comparisons of our operating results may not be meaningful.
We rely on Internet search engines and automobile listing sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.
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
We operate a wholly-owned captive reinsurance subsidiary in connection with certain extended warranty contracts that we offer to our customers for sale by a third party servicer. Our captive reinsurance subsidiary then contracts with the third party servicer to reinsure the claims made under the extended warranties in exchange for which the third party servicer pays the premiums collected on the policies to the reinsurance subsidiary. The purpose of our reinsurance subsidiary is to absorb negative loss developments. Specifically, with product warranty programs, future developments regarding the products comprising the program and their attendant loss development remains uncertain. If future losses materially deviate from our current estimates, they may exceed the amounts collected for the payment of claims, which could render the reinsurance subsidiary unable to pay claims, which could result in our no longer being able to offer these products, subject us to third party claims and harm our reputation and ability to sell our other finance and insurance products, which could have a material adverse effect on our business, financial condition and results of operations.
If our wholly-owned captive insurance subsidiary becomes subject to a bankruptcy or similar proceeding, we may be liable for its outstanding obligations.
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
There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, use and protection of personal information and other data, the scope of which are changing, subject to differing interpretations and that may be costly to comply with and may be inconsistent between jurisdictions or conflict with other rules. Federal and various state governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or by our service providers or partners. For example, the State of California enacted the California Consumer Privacy ACT (the “CCPA”) and it expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which may create new requirements for us and other companies that operate in California. Additionally, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages. In addition, we are subject to the terms of our privacy policies and privacy-related obligations to third parties and may agree to additional contractual requirements addressing these matters from time to time.
We may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements. It is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to change certain business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all.
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

The trading price of our common stock has been and is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business” and the following:

•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including projections, financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of common stock or other securities;
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for the common stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•other events or factors, including those resulting from concerted efforts by retail investors, pandemics, natural disasters, acts of terrorism or responses to these events; and
•political unrest, war, geopolitical uncertainties, trade policies and sanctions, such as the current situation involving Ukraine and Russia and the resulting sanctions, which could delay and disrupt our business, and if such political unrest escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A.

These broad market and industry fluctuations may adversely affect the market price of the common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the common stock is low.

Volatility in the price of our stock could be the subject of investor claims. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation. See Note 15 to the Consolidated Financial Statements — Commitments and Contingencies — Legal Matters for additional details regarding legal proceedings.

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

The percentage of shares of common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of the warrants or meeting the conditions under the Earnout Shares. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the common stock.

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

In connection with the Merger, Acamar Partners Sponsor I LLC (the ‘Sponsor”) has agreed, subject to certain exceptions, not to dispose of or hedge any of its Founder Shares (or shares of our common stock issuable upon conversion of its Founder Shares):

i.with respect to 25% of the shares, the date on which the closing price of the common stock has exceeded $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) over any 20 trading days within any 30-trading day period commencing 150 days after January 21, 2021 (the “Closing Date”); and

ii.with respect to 25% of the shares, the date on which the closing trading price of the common stock has exceeded $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) over any 20 trading days within any 30-trading day period commencing 150 days after the Closing Date;

iii.provided that, if any condition set forth in clause (i) or (ii) above is not met before the first business day following 60 months from the Closing Date, the applicable portion of the shares will be forfeited.

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

In addition, the shares of common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. As of January 1, 2022, approximately 11,811,785 shares of common stock that are either subject to outstanding options or other equity awards or reserved for future issuance under our equity incentive plans have been registered on Form S-8 registration statements and may be freely sold in the public market upon issuance, except for shares held by affiliates who have certain restrictions on their ability to sell. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions include, among others, the following:
•authorization of “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the common stock;
•limited liability for, and providing indemnification to, our directors and officers;
•our board of directors is classified into three classes of directors with staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our directors may be removed only for cause by the affirmative vote of 662∕3% of the then-outstanding voting power of our voting stock;
•our board of directors is expressly authorized to adopt, alter, amend or repeal our bylaws without a stockholder vote in any manner not inconsistent with the laws of the State of Delaware, and any adoption, alteration, amendment or repeal of our bylaws by stockholders will require the affirmative vote of the holders of at least 662∕3% of the voting power of the then-outstanding shares of common stock entitled to vote;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•vacancies on our board of directors may be filled only by the majority of directors then in office, even though less than a quorum, and not by stockholders;
•a prohibition on the ability of stockholders to call special meetings;
•advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting;
•any action to be taken by stockholders is required to be effected at a duly called annual or special meeting and not by written consent;
•special meetings of stockholders can be called only by a majority of our board of directors, the chair of our board of directors or our Chief Executive Officer; and
•certain litigation against us can only be brought in the Court of Chancery in the State of Delaware.
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

Our certificate of incorporation requires (among other things) that, unless we consent to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative actions brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery in the State of Delaware (or, if such court does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except for any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction or (D) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction.

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

Two of our directors, Mr. Steven G. Carrel and Mr. David R. Mitchell, are affiliates of TRP Capital Partners, LP (“TRP”) and one of our directors and Chairman of the Board, Mr. Luis Ignacio Solorzano Aizpuru, is an affiliate of the Sponsor. Our certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” will not apply to each of the stockholders party to the Stockholders Agreement, or any of their principals, members, directors, partners, stockholders, officers, employees, or other representatives or affiliates (other than the Company and any entity that is controlled by the Company) (“Identified Persons”). The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation.

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

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous for warrant holders, thereby making such warrants worthless.

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

In addition, we may redeem your warrants (including private placement warrants) for a number of shares of common stock determined based on the redemption date and the fair market value of the common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money”, in which case you would lose any potential embedded value from a subsequent increase in the value of the common stock had your warrants remained outstanding.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Facilities

Our corporate headquarters is located in Richmond, Virginia. This location consists of approximately 5,463 square feet of office space under a lease that expires April 30, 2022. In addition to this facility, we have other temporary leases of office space. We use these facilities for finance and accounting, legal, talent management, technology, marketing, inventory, sales and other administrative functions. We have signed a lease and expect to move our corporate headquarters to a new location in Richmond in 2022, at which time we will terminate our current leases. The location consists of approximately 20,713 square feet of office space under a lease that expires in 2027, with one five year renewal term at our option.

We operate twenty-two hubs throughout the Mid-Atlantic, Southeast, Southwest, Midwest and West Coast regions, all under leases. We also signed new leases for hubs in Baton Rouge, LA, Reno and Las Vegas, NV and Irving, TX that were not open yet at the end of 2021.

Location	Integrated Processing Center	Size (Sq. Ft.)	Lease Expiration Date
Midlothian, Virginia		3,200	November 2023
Richmond, Virginia		1,580	August 2024
Chesapeake, Virginia		1,440	October 2024
Greensboro, North Carolina	*	3,150	January 2026
Monroe (Charlotte), North Carolina	*	13,610	May 2024
Tampa, Florida	*	11,018	October 2027
Downers Grove (Chicago), Illinois	*	29,823	August 2023
San Antonio, Texas	*	21,882	January 2024
Lynnwood (Seattle), Washington	*	33,110	November 2025
Merritt Island (Orlando), Florida	*	13,674	March 2031
Madison (Nashville), TN	*	42,292	July 2031
Charlottesville, VA	*	13,816	April 2026
Highland Park, IL	*	18,000	August 2031
Bakersfield, CA	*	18,729	April 2026
Clearwater, FL	*	26,885	September 2036
Denver, CO	*	19,703	November 2036
Fairview Heights (St. Louis), IL	*	8,541	September 2031
Stone Mountain (Atlanta), GA	*	40,594	December 2031
Plano, TX	*	52,735	September 2031
Pomona, CA	*	12,502	September 2028
Mobile, AL	*	30,079	November 2026
Huntsville, AL	*	23,056	December 2028
Las Vegas, NV	*	26,240	July 2032

Baton Rouge, LA	*	39,582	December 2036
Reno, NV	*	20,074	September 2031
Irving, TX	*	38,752	October 2031

Item 3. Legal Proceedings

The information with respect to this Part I, Item 3 can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

Information About Our Executive Officers

Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Michael W. Bor	48	Chief Executive Officer
John W. Foley II	45	Chief Operating Officer
Daniel A. Valerian	48	Chief Technology Officer
Elizabeth Sanders	31	Chief Administrative Officer
Rebecca C. Polak	51	Chief Commercial Officer and General Counsel
Thomas W. Stoltz	61	Chief Financial Officer
Michael Chapman	48	Chief Marketing Officer

Michael W. Bor founded CarLotz in 2011 and has been our Chief Executive Officer since its inception and served as the Chairman of our board of directors from January 21, 2021 until March 15, 2022, having previously served on the Former CarLotz board of directors from its inception. Before founding CarLotz, Mr. Bor worked at Harris Williams & Co. from 2003 to 2010, and served as a Director in the Transportation & Logistics M&A Investment Banking group and assisted with the firm’s international expansion into Europe, Asia and the Middle East. Prior to Harris Williams & Co., Mr. Bor worked in the Investment Banking Department at Lehman Brothers and at PricewaterhouseCoopers. Mr. Bor received his MBA from Harvard Business School and a BS in Finance from Lehigh University.

John W. Foley II joined CarLotz in 2014 and has been our Chief Operating Officer since December 2020. Mr. Foley oversees sales and processing center operations, inventory acquisition and shared services support team operations. Previously, Mr. Foley worked at MileOne from July 2010 to November 2014 as General Manager of Hall Nissan Chesapeake. Mr. Foley attended Hampden-Sydney College.

Daniel A. Valerian has been with CarLotz since April 2011, currently serving as Chief Technology Officer since January 2015. Mr. Valerian has an extensive background in technology, previously serving as a Senior Manager at Accenture in the Global Business Solutions practice from 1997 to 2009. Mr. Valerian received his BS in Mechanical Engineering from Lehigh University.

Elizabeth Sanders has been our Chief Administrative Officer since March 2016. Prior to joining CarLotz, Ms. Sanders was lead recruiter at Robert Half Technology beginning in 2014 and prior to that was assistant branch rental manager at Enterprise Rent-A-Car beginning in 2012. Ms. Sanders received her BA in Business Administration from James Madison University.

Rebecca C. Polak has been our Chief Commercial Officer and General Counsel since October 2020. Prior to joining CarLotz, Ms. Polak was the Chief Legal Officer for KAR Auction Services, Inc. (NYSE:KAR) and President of Trade Rev from October 2017 to October 2019 and Secretary of KAR from April 2007 until October 2019. Ms. Polak previously served as Executive Vice President and General Counsel for KAR from April 2007 to October 2017, the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999. Ms. Polak received her JD from the Southern Methodist University Dedman School of Law, cum laude, and her BA in English from Indiana University Bloomington.

Thomas W. Stoltz has been our Chief Financial Officer since November 2020. Prior to joining CarLotz, Mr. Stoltz was the Chief Financial Officer of Portillo’s Hotdogs from May 2015 until November 2020. Mr. Stoltz was the Chief Operating Officer and Chief Financial Officer of Body Central Corp. from September 2011 to July 2014, the Chief Financial Officer of Fanatics, Inc. from April 2008 to September 2011, the Chief Financial Officer of Cato Corporation from November 2006 to April 2008 and the Chief Financial Officer of Citi Trends, Inc. from September 2000 to November 2006. Mr. Stoltz has been a licensed CPA since 1985. Mr. Stoltz received his BS in Accounting and Finance from the University of North Carolina at Chapel Hill.

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

CEO Transition

The Board has appointed Lev Peker as the Company’s Chief Executive Officer and a member of the Board of Directors, effective as of April 18, 2022. Pursuant to the Separation Agreement (as defined below), Michael Bor will cease to be the Company’s Chief Executive Officer and a member of the Board of Directors effective as of March 16, 2022 (the “Separation Date”). Luis Ignacio Solorzano Aizpuru, who has served as a member of the Board since 2018 and is a member of the Compensation and Nominating and Corporate Governance committees, has replaced Mr. Bor as Chairman of the Board. Until April 18, 2022 when Mr. Bor’s replacement, Mr. Lev Peker, is in place, the Board has established an executive committee comprised of the Company’s Chief Financial Officer, General Counsel and Chief Operating Officer, which will report to Mr. Solorzano as Chairman of the Board.

In connection with Mr. Bor’s separation, he entered into a separation and release agreement with the Company (the “Separation Agreement”). Under the Separation Agreement, and consistent with the terms of his existing employment agreement and equity award agreements, Mr. Bor will receive the following payment and benefits as of the Separation Date: (i) an amount equal to his annual base salary, payable in installments over 12 months; (ii) continued coverage of health and welfare benefits for 12 months; (iii) accelerated vesting of 32,054 of his stock options (which amount was scheduled to otherwise vest within 12 months of the Separation Date, and which shall remain exercisable for three months following termination), and (iv) accelerated vesting of 22,026 RSUs (which amount was scheduled to otherwise vest within 12 months of the Separation Date). The foregoing payments and benefits are subject to Mr. Bor’s continued employment through the Separation Date, continued compliance with certain restrictive covenants, and entry into a release of claims in favor of the Company. The Separation Agreement also provides for Mr. Bor to continue to provide services to the Company as a consultant for 12 months, earning an annual fee of $300,000.

Lev Peker will become the Company’s Chief Executive Officer and a member of the Board, effective as of April 18, 2022. Mr. Peker will serve as a Class III director for a term expiring at the 2023 annual meeting of stockholders. Mr. Peker, age 40, brings many years of management experience to the Company. Prior to joining the Company, Mr. Peker served as Chief Executive Officer and director of CarParts.com, Inc., an online provider of automotive parts, from January 2019 to March 2022. Mr. Peker previously served as the Chief Marketing Officer of Adorama Camera, Inc., an online retailer of consumer electronics, from August 2015 to December 2018. Prior to that time, he was the Senior Director and General Manager of eCommerce Strategy and Operations of Sears Holding Corporation, an integrated retailer providing merchandise and related services, from August 2014 to July 2015. From April 2008 to July 2014, Mr. Peker served in various roles at CarParts.com, Inc. (formerly known as U.S. Auto Parts Network, Inc.), including as Vice President and General Manager of Online Marketplaces from June 2013 to July 2014, as Director and General Manager of Online Marketplaces from March 2009 to June 2013, and as Manager of Financial Planning and Analysis from April 2008 to March 2009. Mr. Peker holds a BS degree in Accounting from the University of Southern California and an MBA in Marketing and Strategy from the University of California, Los Angeles.

The Company and Mr. Peker have entered into an employment agreement, dated March 12, 2022 in connection with his appointment as Chief Executive Officer of the Company (the “Employment Agreement”), effective as of April 18, 2022 (the “Start Date”). The Employment Agreement provides for a three-year term, with automatic 12-month renewals unless either party provides 90 days’ notice not to renew. Under the Employment Agreement, Mr. Peker will receive: (i) an annual base salary of $600,000, (ii) a sign-on bonus of $900,000, subject to Mr. Peker’s continued employment through the first anniversary of the Start Date, (iii) a first year annual bonus with a target value of $900,000 payable based on performance for the period from the Start Date to the first anniversary of the Start Date, (iv) an annual performance-based bonus with a target value of 150% of Mr. Peker’s annual base salary and a maximum value of 300% of Mr. Peker’s annual base salary for each calendar year of the employment term beginning in 2023, (v) a 2022 annual equity award of 680,000 RSUs, vesting, subject to Mr. Peker’s continued employment through the applicable vesting date, in equal annual installments over four years, (vi) a sign-on time-based equity award of 2,820,000 RSUs to compensate Mr. Peker for time-based equity awards forfeited from his former employer, vesting, subject to Mr. Peker’s continued employment through the applicable vesting date, in various installments through 2025 that are intended to approximate the vesting schedule of his forfeited equity and (vii) a sign-on performance equity award of 3,500,000 performance RSUs to compensate Mr. Peker for time-based equity awards forfeited from his former employer. The sign-on performance equity award will vest, subject to Mr. Peker’s continued employment through the applicable vesting date, as follows: (x) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $4.00 (threshold); (y) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $8.00 (target); and (z) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $12.00 (maximum). Mr. Peker will also be eligible to participate in the Company’s health and other benefit plans and to receive future customary equity award grants.

The Employment Agreement provides that in the event of a termination without “Cause”, or a resignation for “Good Reason” (both as defined in the Employment Agreement) not in connection with a change in control, and conditional on Mr. Peker signing a general release of claims and complying with certain restrictive covenants, Mr. Peker will be entitled to receive: (i) 12 months of then base salary, payable in installments, (ii) his sign-on bonus, if not already paid, (iii) a prorated portion of his first-year annual bonus, if not already paid, as well as a prorated portion of his annual bonus, (iv) accelerated vesting of any equity awards scheduled to vest within 12 months following the termination date (other than any awards based on performance-vesting conditions) and (v) up to 12 months of continuing health benefits. In the event that Mr. Peker is terminated without “Cause”, or resigns for “Good Reason” in connection with a change in control, he will receive the payments and benefits referenced in (i) through (v) above, as well as accelerated vesting of all outstanding unvested equity awards, including those based on performance-vesting conditions, which will vest based on actual performance on the date of termination, and an additional amount equal to his target annual bonus, payable in installments over the 12 months following the termination date.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

Market Information and Holders

Our common stock and public warrants are trading on the Nasdaq Global Market under the trading symbols “LOTZ” and “LOTZW,” respectively.

As of March 15, 2022, there were 11 holders of record of the Company’s common stock and 1 holder of record of our warrants.

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

Securities authorized for issuance under equity compensation plans

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Performance graph

The information contained in this Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following graph compares the total stockholder return from January 21, 2021, the date on which our common stock commenced trading on the Nasdaq Global Market, through December 31, 2021 of (i) our common stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Standard and Poor’s 500 Retailing Index (“S&P 500 Retailing Index”), assuming an initial investment of $100 on January 21, 2021 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Recent sales of unregistered securities

None other than as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and the “Company” are intended to mean the business and operations of CarLotz, Inc. and its consolidated subsidiaries.
Overview
See Part I, Item 1 for a detailed description and discussion of the company’s business.
Business Update

During the year ended December 31, 2021 we met our goal to expand by 14 new hubs, increasing our overall footprint and access to key geographic markets. We have introduced the consignment-to-retail used vehicle marketplace to retail sellers, added new corporate vehicle sourcing partners in these new geographic markets, and have sold vehicles via consignment-to-retail. Additionally, we expanded technology available to customers to be able to provide instant purchase offers to potential retail sellers once they input information about their vehicle.

During the year ended December 31, 2021, the continuing semi-conductor chip shortage, COVID-related supply chain issues constraining supply of new vehicles and a corresponding rapid increase in wholesale vehicle pricing has reduced the incremental value we may deliver to our corporate vehicle sourcing partners via Retail Remarketing™, at times making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. Supply of used vehicles from our corporate vehicle sourcing partners has been severely constrained by the lack of new vehicle supply due to the semi-conductor chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

During the year ended December 31, 2021, we had a higher mix of dealer-owned inventory acquired from wholesale auctions than expected due to a number of factors, such as market conditions, cars available to us, the reduction of vehicles consigned with us from the corporate vehicle sourcing partner that paused consignments with us during a portion of the year, and the purchases from auction of vehicles for our new hubs. Some of that inventory was not profitable to us and was held for sale longer than desired. As a result, our retail gross profit was negatively impacted in the second half of 2021 by lower front-end profits on owned vehicles as well as processing center inefficiencies, and we expect gross profit to be under pressure until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. At December 31, 2021, non-competitively sourced vehicles (i.e. vehicles sourced other than from auctions) represented approximately 55% of our vehicle inventory, as compared to 96% at December 31, 2020. As part of our goal to increase non-competitively sourced vehicles, our strategy is to increase our consignments from our sourcing partners and consumer acquired vehicles and reduce our reliance on sourcing via wholesale auction.

Additionally, as previously disclosed, in mid-May 2021, our largest corporate vehicle sourcing partner at the time, which accounted for more than 60% of the cars we sold during the fourth quarter of 2020 and the first quarter of 2021, informed us that it would be pausing its consignment of vehicles to us due to the strength of the wholesale market for vehicles. The corporate vehicle sourcing partner resumed its consignment of vehicles with us in the third quarter. For the three months and the year ended December 31, 2021, the corporate vehicle sourcing partner accounted for 14% and 31%, respectively, of our sold vehicles. Although the corporate vehicle sourcing partner resumed its consignment of vehicles with us in the third quarter and continued to consign vehicles with us in the fourth quarter, we cannot currently predict the ultimate volume and profitability of any sourced vehicles from this partner.

Our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue and gross profit, due to several factors including inventory constraints.

Factors Affecting our Performance
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and is likely to continue to do so until the market normalizes. To address the reduction from this supply source, we have sourced a higher percentage of our vehicles through wholesale auction channels than we have historically (approximately 31% during the year ended December 31, 2021 as compared to 8% during the year ended December 31, 2020). Because we are purchasing these vehicles in a competitive environment and paying auction fees, there is greater risk to the Company that the margin between the cost of the vehicle and the selling price will be compressed, and, in turn, reduced gross profit and retail GPU, which we expect to continue until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate.

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

Ability to Source Vehicles from Consumers
We believe that we can benefit from the significant volume of vehicles which consumers are selling to dealers and to car buying companies. We intend to increase our efforts on sourcing vehicles from the consumer market. Our ability to successfully source vehicles from consumers is dependent on our marketing, brand, process and pricing. In addition to our consignment model, we partnered with a third-party company to be able to provide instant purchase offers to potential sellers.
Further Penetration of Existing Accounts and Key Vehicle Channels
We believe that we can benefit from volume with existing corporate vehicle sourcing partners. Many of our existing sourcing partners still sell less than 5% of their volumes through the retail channel. As Retail Remarketing™ continues to develop as a more established alternative and as CarLotz expands to serve buyers and sellers in its markets, we believe we can grow our existing commercial seller accounts, after the supply of new vehicles returns to normal.
Seasonality
Used vehicle sales generally experience seasonality with sales typically peaking late in the first calendar quarter of each year and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also exhibit seasonality, with used vehicle prices declining at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. Because of the market dynamics related to the continuing semi-conductor chip shortage and COVID-related supply chain issues constraining supply, we have not seen the typical seasonality related to used vehicle prices. Average used vehicle prices increased rapidly during the second quarter and began to level off at the beginning of the third quarter before continuing to appreciate throughout the third and fourth quarters.

Operational Efficiency
As we scaled our business, we incurred various costs to identify new hub locations, obtain licensing, build out our hubs and hire and train our employees. The costs we incurred scaling our business are non-recurring, and we further plan to focus on operational efficiency by reducing discretionary spending, optimizing our staffing level, and focusing on the efficiency of our processing centers. During 2021, as we expanded our geographic footprint by increasing the numbers of our hubs, we increased our reconditioning capacity in anticipation of increased demand, which did not occur at the levels we expected. We are currently focused on consolidating our reconditioning capacity to reduce our costs.
In addition to achieving cost savings and operational efficiencies, we aim to lower our days to recondition. Going forward, our strategy is to focus on efficiency and reduce our use of the third party reconditioning services which are more costly and are not as timely as our internal reconditioning resources. All of these initiatives are designed to lower reconditioning costs per unit and thereby improve per unit economics.

Technological Capabilities
We are constantly reviewing our technology platform, and our goal is to enhance our online platform for seamless end-to-end transactions and to continually enhance both the car buying and selling experience. Our B2B portal and integration framework are designed to support the assignment, reconditioning, sale and remittance of vehicles from corporate vehicle sourcing partners. We plan to invest in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing and enhance our business intelligence capabilities.
Key Operating Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our progress and make strategic decisions. Our operating metrics (which may be changed or adjusted over time as our business scales up or industry dynamics change) measure the key drivers of our growth, including opening new hubs, increasing our brand awareness as measured by unique site visitors and continuing to offer a full spectrum of used vehicles to service all types of customers.

	Year Ended December 31,
	2021		2020	2019
Retail vehicles sold	9,748		6,215	6,435
Number of hubs	22		8	8
Average monthly unique visitors	237,673		66,505	57,151
Vehicles available for sale	2,113		2,019	1,061
Retail gross profit per unit	$1,208		$1,797	$1,393
Percentage of unit sales sourced non-competitively (1)	72%	89%	89%	61%
(1) Vehicles are sourced non-competitively through our consignment to retail sales model, through purchases directly from consumers and through arrangements with corporate vehicle sourcing partners.

Retail Vehicles Sold
We define retail vehicles sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a three-day, 500 mile exchange policy. The number of retail vehicles sold is the primary contributor to our revenues and gross profit, since retail vehicles generate complementary revenue streams, including all finance and insurance products. We view retail vehicles sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.
Number of Hubs
We define a hub as a physical location at which we may sell and purchase, recondition and store vehicles within a market.
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
Vehicles Available for Sale
We define vehicles available-for-sale as the number of vehicles listed for sale on our website on the last day of a given reporting period. Along with our hub expansion, we view vehicles available-for-sale as a key measure of our growth potential.

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
Percentage of unit sales non-competitively sourced

We define percentage of unit sales sourced non-competitively as the percentage derived by dividing the number of vehicles sold during the period that were sourced non-competitively (i.e., number of vehicles sourced other than from auctions) divided by the total number of vehicles sold during the period. The percentage of unit sales sourced non-competitively dropped in the second half of 2021 due to the low supply of vehicles available from our corporate vehicle sourcing accounts as a result of the chip shortage.
Components of Results of Operations
Revenues
Retail Vehicle Sales
CarLotz sells used vehicles to retail customers through its hubs in various cities throughout the continental U.S. Revenue from retail vehicle sales is recognized when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. We recognize revenue based on the total purchase price stated in the contract, including any processing fees. Our exchange policy allows customers to initiate the exchange of a vehicle until the earlier of the first three days or 500 miles after delivery.
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
Lease Income, net
Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors, as well as revenue earned on our owned vehicles leased to B2B lease customers.
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
Depreciation and Amortization
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of the asset’s useful life or the underlying lease terms for leasehold improvements, one to five years for equipment, furniture and fixtures, and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to B2B customers is calculated using the straight-line over the estimated useful life. Amortization of capitalized website and internal-use software costs is computed using the straight-line method over 3 years.
Non-Operating Expenses
Non-operating expenses represent the change in fair value of the Merger warrants and the earnout shares. Additional non-operating income and expense include interest income on marketable securities, floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s former $12 million revolving floor plan facility with Automotive Finance Corporation and floorplan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s current $40 million revolving floorplan facility with Ally.

Results of Operations
The following table presents our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

Revenues:
Retail vehicle sales	$217,439	$104,253	$90,382
Wholesale vehicle sales	31,759	9,984	8,454
Finance and insurance, net	8,844	3,898	3,117
Lease income, net	492	490	533
Total Revenues	258,534	118,625	102,486
Cost of sales (exclusive of depreciation)	247,946	107,369	93,780
Gross Profit	10,588	11,256	8,706
Operating Expenses:
Selling, general and administrative	93,076	17,507	18,192
Stock based compensation expense	51,121	45	113
Depreciation and amortization expense	3,363	341	504
Management fee expense – related party	2	215	250
Impairment expense	108	—	—
Total Operating Expenses	147,670	18,108	19,059
Loss from Operations	(137,082)	(6,852)	(10,353)
Interest expense	1,590	518	651
Other Income (Expense), net
Change in fair value of Merger warrants liability	32,733	—	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	923	(1,396)
Change in fair value of earnout provision	66,605	—	—
Other (expense) income	(535)	(95)	(267)
Total Other Income, net	98,803	828	(1,663)
Loss Before Income Tax Expense	(39,869)	(6,542)	(12,667)
Income tax expense	10	10	11
Net Loss	$(39,879)	$(6,552)	$(12,678)
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
Lease Income, net:   Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors, as well as revenue earned on our owned vehicles leased to B2B lease customers.

Years Ended December 31, 2021, 2020, and 2019
The following table presents certain information from our consolidated statements of operations by channel:

	Year Ended December 31,
	2021	2020	Change	2019	Change
	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$217,439	$104,253	108.6%	$90,382	15.3%
Wholesale vehicle sales	31,759	9,984	218.1%	8,454	18.1%
Finance and insurance, net	8,844	3,898	126.9%	3,117	25.1%
Lease income, net	492	490	0.4%	533	(8.1)%
Total revenues	258,534	118,625	117.9%	102,486	15.7%
Cost of sales:
Retail vehicle cost of sales	214,512	96,983	121.2%	84,534	14.7%
Wholesale vehicle cost of sales	33,434	10,386	221.9%	9,246	12.3%
Total cost of sales	$247,946	$107,369	130.9%	$93,780	14.5%
Gross profit:
Retail vehicle gross profit	$2,927	$7,270	(59.7)%	$5,848	24.3%
Wholesale vehicle gross loss	(1,675)	(402)	(316.7)%	(792)	49.2%
Finance and insurance gross profit	8,844	3,898	126.9%	3,117	25.1%
Lease income, net	492	490	0.4%	533	(8.1)%
Total gross profit	$10,588	$11,256	(5.9)%	$8,706	29.3%
Retail gross profit per unit(1):
Retail vehicle gross profit	2,927	7,270	(59.7)%	5,848	24.3%
Finance and insurance gross profit	8,844	3,898	126.9%	3,117	25.1%
Total retail vehicle and finance and insurance gross profit	11,771	11,168	5.4%	8,965	24.6%
Retail vehicle units sold	9,748	6,215	56.8%	6,435	(3.4)%
Retail vehicle gross profit per unit	$1,208	$1,797	(32.8)%	$1,393	29.0%
______________
(1)Gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.
Retail Vehicle Sales
2021 Versus 2020. Retail vehicle sales revenue increased by $113.2 million, or 108.6%, to $217.4 million during the year ended December 31, 2021, from $104.3 million in the year ended December 31, 2020. The increase was primarily driven by an increase in open hubs which largely drove an increase in retail vehicle unit sales to 9,748 retail vehicles in the year ended December 31, 2021, compared to 6,215 retail vehicles in the year ended December 31, 2020 and an increase in average sale price per unit of $5,578, to $21,735 during the year ended December 31, 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry and as a result of selling a higher percentage of higher priced vehicles.

2020 Versus 2019. Retail vehicle sales revenue increased by $13.9 million, or 15.3%, to $104.3 million during the year ended December 31, 2020, from $90.4 million in the year ended December 31, 2019. The increase was primarily due to an increase in average sale price of $2,729 and partially offset by a decrease in retail vehicle unit sales to 6,215, compared to 6,435 retail vehicle sales in the year ended December 31, 2019. The increase in average sale price was primarily due to an increase in the percentage of units sourced via consignment, and the decrease in retail vehicle unit sales was due to the COVID-19 pandemic and related government lockdown and travel restrictions imposed.

Wholesale Vehicle Revenue
2021 Versus 2020. Wholesale vehicle revenue increased by $21.8 million, or 218.1%, to $31.8 million during the year ended December 31, 2021, from $10.0 million in the year ended December 31, 2020. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
2020 Versus 2019. Wholesale vehicle revenue increased by $1.5 million, or 18.1%, to $10.0 million during the year ended December 31, 2020, from $8.5 million in the year ended December 31, 2019. The increase was primarily due to an increase in average sale price of $2,134 and partially offset by a decrease in wholesale vehicle units sales to 1,059 in 2020, compared to 1,159 wholesale vehicles sold in 2019.
Finance and Insurance (F&I)
2021 Versus 2020. F&I revenue increased by $4.9 million, or 126.9%, to $8.8 million during the year ended December 31, 2021, from $3.9 million in the year ended December 31, 2020. This increase in F&I revenue was driven by our increase in retail unit sales and higher penetration of contract sales per unit sold.
2020 Versus 2019. F&I revenue increased by $0.8 million, or 25.1%, to $3.9 million during the year ended December 31, 2020, from $3.1 million in the year ended December 31, 2019. The increase was primarily due to increased penetration of our F&I product offerings.
Lease Income, net
2021 Versus 2020. Lease income was $0.5 million during the year ended December 31, 2021, as compared to $0.5 million in the year ended December 31, 2020.
2020 Versus 2019. Lease income was $0.5 million during the year ended December 31, 2020, as compared to $0.5 million in the year ended December 31, 2019.
Cost of Sales
2021 Versus 2020. Cost of sales increased by $140.6 million, or 130.9%, to $247.9 million during the year ended December 31, 2021, from $107.4 million in the year ended December 31, 2020. The increase was primarily due to an increased average acquisition price of the vehicles we sold in that period combined with an increase in the number of vehicles sold. In addition, the increase was driven by an increase in fixed costs at the processing centers as we opened 14 hubs with processing centers.
2020 Versus 2019. Cost of sales increased by $13.6 million, or 14.5%, to $107.4 million during the year ended December 31, 2020, from $93.8 million in the year ended December 31, 2019. The increase was primarily due to an increase in average sale price of $2,625.
Retail Vehicle Gross Profit
2021 Versus 2020. Retail vehicle gross profit decreased by $(4.3) million, or (59.7)%, to $2.9 million during the year ended December 31, 2021, from $7.3 million in the year ended December 31, 2020. The decrease in retail gross profit for the year ended December 31, 2021, resulted from a decrease in retail gross profit per unit compared to the year ended December 31, 2020 and was offset by an increase in units sold, aided by more hubs in operation. The decrease in retail gross profit per unit was driven by a higher portion of our sales in the first quarter of 2021 falling under an alternative fee arrangement with a corporate sourcing partner that does not reimburse repair and shipping expenses and decreased profit margins in the third and fourth quarters due to a combination of elevated acquisition prices of inventory primarily sourced through auction in the second quarter and the lowering of retail prices relative to the acquisition costs as the inventory aged. Additionally, as a result of adjusting the carrying value of inventory to the lower of cost or net realizable value, gross profit decreased by $(0.8) million, reducing retail gross profit per unit by $83, for the year ended December 31, 2021.
2020 Versus 2019. Retail vehicle gross profit increased by $1.5 million, or 24.3%, to $7.3 million during the year ended December 31, 2020, from $5.8 million in the year ended December 31, 2019. The increase was primarily driven by a shift in the sale of owned units to consigned units, which typically have higher margins.

Wholesale Vehicle Gross Loss
2021 Versus 2020. Wholesale vehicle gross loss increased by $1.2 million, to $(1.7) million during the year ended December 31, 2021, from $(0.4) million in the year ended December 31, 2020. The increase was primarily driven by the number of delisted consignment units, primarily from our largest corporate account that paused sourcing, and the cost incurred to ship and prepare those vehicles for sale at the time of consignment as well as selling aged dealer owned inventory that we were unable to sell through the retail channel at wholesale.

2020 Versus 2019. Wholesale vehicle gross loss improved by $0.4 million, or 49.2%, to $(0.4) million during the year ended December 31, 2020, from $(0.8) million in the year ended December 31, 2019. This improvement was primarily driven by a decrease in negative gross profit per unit and a decrease in wholesale vehicle unit sales.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Year Ended December 31,
	2021	2020	Change	2019	Change
	($ in thousands)
Compensation and benefits(1)	$29,218	$7,864	271.5%	$8,879	(11.4)%
Marketing	21,804	2,808	676.5%	3,803	(26.2)%
Technology	9,238	651	1319.0%	577	12.8%
Accounting and Legal	11,442	1,838	522.7%	520	253.1%
Insurance	7,219	478	1411.7%	391	22.2%
Occupancy	8,101	2,722	197.6%	2,917	(6.7)%
Other costs(2)	6,054	1,146	428.1%	1,105	3.7%
Total selling, general and administrative expenses	$93,076	$17,507	431.7%	$18,192	(3.8)%

(1)Compensation and benefits includes all payroll and related costs, including benefits, and payroll taxes, except those related to preparing vehicles for sale, which are included in cost of sales, and those related to the development of software products for internal use, which are capitalized to software and depreciated over the estimated useful lives of the related assets.
(2)Other costs include all other selling, general and administrative expenses such as logistics and other administrative expenses.
2021 Versus 2020. Selling, general and administrative expenses increased by $75.6 million, to $93.1 million during the year ended December 31, 2021, from $17.5 million in the year ended December 31, 2020. Costs related to being a public company increased $16.3 million, primarily due to legal, accounting and insurance costs, compensation and benefits increased $21.4 million due to increased corporate headcount and new hub openings, marketing expense increased $19.0 million in connection with marketing higher levels of inventory online and our national expansion, occupancy costs increased $5.4 million in connection with the growth in number of hubs in 2021, and technology expense increased $8.6 million due to website enhancements the Company has begun.
2020 Versus 2019. Selling, general and administrative expenses decreased by $0.7 million, or (3.8)% to $17.5 million during the year ended December 31, 2020, from $18.2 million in the year ended December 31, 2019. The decrease was due to a decrease in compensation and benefits costs of $(1.1) million and marketing expenses of $(1.0) million, partially offset by an increase in other costs of $1.3 million.

Non-GAAP Financial Measures
To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we also present the following non-GAAP measures: EBITDA, Adjusted EBITDA and Adjusted retail GPU. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.
EBITDA is defined as net loss attributable to common stockholders adjusted to exclude interest expense, income tax expense and depreciation and amortization expense.
Adjusted EBITDA is EBITDA adjusted to exclude certain expenses related to the Company’s capital structure and management fee expense prior to the Merger, stock compensation expense and other non-operating income and expenses, including interest, investment gain/loss and nonrecurring income/expense.
Adjusted retail GPU is retail gross profit per unit adjusted to exclude the change in the inventory reserve for owned inventory to record inventory at the lower of cost or net realizable value. Retail gross profit per unit is the aggregate retail and F&I gross profit in a given period divided by retail vehicles sold during that period.
Management believes the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is useful to investors in comparing the Company’s performance prior to the Merger and the Company’s performance following the Merger.
Management believes the inclusion of supplementary adjustments to retail gross profit per unit in presented Adjusted retail GPU is useful to investors in presenting the Company’s gross profit per unit on units actually sold during the period in comparing the Company’s performance to prior periods that did not have a material change in the inventory reserve.
EBITDA, Adjusted EBITDA and Adjusted retail GPU have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net loss attributable to common stockholders and Adjusted retail GPU to retail gross profit per unit for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net Loss	$(39,879)	$(6,552)	$(12,678)
Adjusted to exclude the following:
Interest expense	1,590	518	651
Income tax expense	10	10	11
Depreciation and amortization expense	3,363	341	504
EBITDA	$(34,916)	$(5,683)	$(11,512)
Other expense	535	95	267
Stock compensation expense	51,121	45	113
Management fee expense - related party	2	215	250
Change in fair value of warrants liability	(32,733)	—	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(923)	1,396
Change in fair value of earnout provision	(66,605)	—	—
Adjusted EBITDA	$(82,596)	$(6,251)	$(9,486)

	Year Ended December 31,
	2021	2020	2019
Adjusted retail gross profit per unit(1):
Retail vehicle gross profit	$2,927	$7,270	$5,848
Finance and insurance gross profit	8,844	3,898	3,117
Total retail gross profit	11,771	11,168	8,965
Change in inventory reserve(2)	806	(50)	80
Total adjusted retail gross profit	12,577	11,118	9,045
Retail vehicle units sold	9,748	6,215	6,435
Retail vehicle adjusted gross profit per unit	$1,290	$1,789	$1,406

(1)Adjusted gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, excluding any cost of sales associated with recording existing inventory to net realizable value, each of which is divided by the total number of retail vehicles sold in the period.
(2)The change in inventory reserve represents the impact on the Consolidated Statements of Operations related to the adjustment for lower of cost or net realizable value of inventory in the period.
Liquidity and Capital Resources
Sources of liquidity

Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our consolidated financial statements). In connection with the Merger, pursuant to subscription agreements dated October 21, 2020 by and between Acamar Partners Acquisition Corp. (“Acamar Partners”) and certain strategic and accredited investors (the “PIPE Investors”), with respect to a private placement of shares of Acamar Partners Class A common stock, the Company issued and sold 12.5 million shares of Acamar Partners Class A common stock to the PIPE Investors at a price per share of $10.00 and an aggregate purchase price of $125.0 million.

Since inception, we have generally operated at a loss for most periods. As of December 31, 2021, we had cash and cash equivalents, restricted cash and short-term marketable securities of $196.0 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations for at least the next 12 months. We expect to continue to operate at a loss until we bring our hubs to maturity, achieve scale and are able to leverage our operating costs. Our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue and gross profit. We may also seek additional funds as needed through alternative sources of liquidity, including equity or debt financings or other arrangements. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt and other obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender could provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of December 31, 2021, we had $27.8 million principal outstanding under the Ally Facility, which we drew primarily to fund increased sourcing through vehicle purchases.
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
Cash Flows — Years Ended December 31, 2021, 2020, and 2019
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Cash Flow Data:
Net cash (used in) operating activities	$(111,281)	$(4,592)	$(5,473)
Net cash (used in) investing activities	(146,515)	(1,227)	(487)
Net cash provided by financing activities	334,348	4,530	8,492
Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $(111.3) million, primarily driven by net loss of $(39.9) million adjusted for non-cash credits of $(41.7) million and net changes in our operating assets and liabilities of $(29.7) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(99.3) million, partially offset by stock compensation of $51.1 million. The changes in operating assets and liabilities were primarily driven by an increase in inventories of $(29.5) million, an increase in accounts receivable of $(4.3) million and an increase in other assets (current and non-current, combined) of $(4.2) million, partially offset by an increase in accrued expenses of $9.0 million.
For the year ended December 31, 2020, net cash used in operating activities was $(4.6) million, primarily driven by a net loss of $(6.6) million and non-cash charges with a $(0.5) million impact on operating cash flows, partially offset by net changes in our operating assets and liabilities of $2.5 million. The changes in operating assets and liabilities were primarily an increase of accounts payable of $4.1 million, an increase in accrued expenses of $8.0 million and an increase in other liabilities of $1.0 million, partially offset by an increase in other current assets of $6.4 million, an increase in inventory of $3.3 million, and an increase in accounts receivable of $0.9 million. The non-cash adjustments primarily related to an decrease in fair value of the preferred stock tranche obligation of $(0.9) million offset by depreciation and amortization expense of property and equipment and lease vehicles of $0.2 million and $0.1 million, respectively.
For the year ended December 31, 2019, net cash used in operating activities was $(5.5) million, primarily driven by a net loss of $(12.7) million adjusted for non-cash charges of $2.3 million and net changes in our operating assets and liabilities of $4.9 million. The non-cash adjustments primarily related to change in fair value of redeemable convertible preferred stock tranche obligation of $1.4 million, depreciation and amortization of $0.5 million, loss due to disposition of property and equipment of $0.3 million and share-based compensation expense of $0.1 million. The changes in operating assets and liabilities were primarily driven by a decrease in inventories of $2.9 million, an increase in accounts payable of $1.4 million, an increase in accrued expenses of $0.5 million and an increase in other current and non-current liabilities of $0.8 million, partially offset by an increase in accounts receivable of $0.8 million.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $(146.5) million, primarily driven by purchases of marketable securities of $(359.9) million, the purchase of property, equipment, and lease vehicles of $(11.9) million primarily related to our hubs opened in 2021 and capitalized software costs of $(14.6) million, partially offset by proceeds from sales and maturities of marketable securities of $239.9 million.
For the year ended December 31, 2020, net cash used in investing activities of $(1.2) million was primarily driven by purchases of marketable securities of $(1.0) million.
For the year ended December 31, 2019, net cash used in investing activities was $(0.5) million, driven by $(0.2) million of purchases of property and equipment and $(0.3) million of purchases of leased vehicles.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $334.3 million, primarily driven by the issuance of common stock to the PIPE Investors and Former CarLotz shareholders of $435.0 million and borrowings on the floor plan facility of $171.9 million, partially offset by the payments made to existing shareholders of Former CarLotz as part of the Merger of $(62.7) million, transaction costs and advisory fees of $(47.6) million, payments on floorplan notes payable of $(150.1) million, payments made on accrued dividends of $(4.9) million, and the payment of cash consideration on options of $(2.5) million.
For the year ended December 31, 2020, net cash provided by financing activities was $4.5 million, primarily driven by borrowings on the floorplan facility of $24.2 million and long-term debt borrowings of $5.3 million, partially offset by repayment of the floorplan note payable of $(25.0) million.
For the year ended December 31, 2019, net cash provided by financing activities was $8.5 million, primarily driven by $8.0 million in proceeds from the issuance of redeemable convertible preferred stock, $39.8 million in proceeds from borrowings under the AFC Facility and $3.0 million of borrowings on long-term debt, partially offset by repayment of borrowings under the AFC Facility of $(41.7) million.
Material Contractual Obligations

The Company had contractual obligations as of December 31, 2021 that are material to an assessment of the Company’s short- and long-term cash requirements. As of December 31, 2021, the Company has total outstanding debt of $27.8 million under the floorplan facility, which represents the principal amount outstanding due to the uncertainty of forecasting the timing of expected variable interest rate payments. Borrowings under the floorplan facility are payable when the underlying vehicle is sold, which is expected to be in 2022.

The Company has $56.8 million in total operating lease obligations, of which $6.8 million are due in 2022.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and the related notes and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and related notes and the reported amounts of revenues and expenses during the reporting period. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified revenue, valuation of inventory, equity-based compensation and the fair value of financial instruments as critical accounting policies. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
Critical accounting estimates are estimates where the nature of the estimate is material due to the levels of subjectivity and judgment required and the impact of the estimate on financial condition or operating performance is material. Based on these criteria, management has identified the following critical accounting estimates:
Equity-Based Compensation
Equity-based compensation is subject to uncertainty as the value of options and earnout restricted stock units is subjective. Equity-based compensation is estimated at a point in time and expensed over the relevant period. Because equity-based compensation is estimated at a point in time, the estimate related to any specific grant does not change over the time period.
The fair value of options is valued using a Black Scholes pricing model. The assumptions used in a Black Scholes pricing model include the stock price on date of issuance, exercise price, expected term, expected volatility, expected dividend yield and the risk-free interest rate. The expected term, expected volatility and expected dividend yield are subjective assumptions that create estimation uncertainty.
The fair value of the earnout restricted stock units is valued using a Monte-Carlo simulation model. The assumptions used in the Monte-Carlo simulation model include the stock price on date of issuance, vesting conditions, contractual term, expected volatility and the risk-free interest rate. The expected volatility is the primary subjective assumption that creates estimation uncertainty. The expected stock volatility is based on a blend of our implied and historical volatility and the implied and historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the obligations. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for the remaining term. Because of the nature of the earnout restricted stock units, the Monte-Carlo simulation model also determines the timing of the expense.
Because of the magnitude of equity-based compensation small changes in the assumptions could have a material impact on the financial condition.
Determination of the Fair Value of Financial Instruments
Fair value of warrants
The fair value of the warrants is subject to uncertainty as the value of the warrants is subjective. Estimation uncertainty primarily arises from the method used to determine the fair value of the warrants and the variability of the warrant pricing on the specific date used in the valuation. The fair value of the public warrants is established directly from quoted prices in an active trading market. Despite differing terms for the private warrants, a market participant would look to the public price to determine the exit price. Based on this conclusion, both the public and private warrants value is based upon the market value in an active trading market.
Based on the change in the market value of the public warrants, the value of the warrants has changed from $39,024 on January 21, 2021 to $6,291 on December 31, 2021. The valuation is sensitive to the change in trading price of the warrants and will remain sensitive to these fluctuations in the future.
Fair value of earnout provision

The fair value of the earnout provision is subject to uncertainty as the value of the earnout is calculated through a Monte-Carlo simulation using subjective assumptions. Estimation uncertainty primarily arises from the method used to determine the fair value of the earnout provision and the assumptions used in the valuation. The assumptions used in the Monte-Carlo simulation model include the stock price on date of issuance, vesting conditions, contractual term, expected volatility and the risk-free interest rate. The expected volatility is the primary subjective assumption that creates estimation uncertainty. The expected stock volatility is based on a blend of our implied and historical volatility and the implied and historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the obligations. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for the remaining term.
Based primarily on the change in the stock price throughout the year, the value of the earnout provision has changed from $74,284 on January 21, 2021 to $7,679 on December 31, 2021. The valuation is especially sensitive to the change in trading price of CarLotz and will remain sensitive to these fluctuations in the future.
Recently Issued and Adopted Accounting Pronouncements

See the section titled “Recently Issued Accounting Pronouncements” in Note 2 Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of December 31, 2021, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
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
We also have exposure to changing interest rates in connection with the floorplan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floorplan facility accrue interest at the most recent prime rate published in The Wall Street Journal plus 2.50% per annum and, as of December 31, 2021, the prime rate as published in The Wall Street Journal was 3.25%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of December 31, 2021, we had total outstanding debt of $27.8 million under the floorplan facility.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CarLotz, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CarLotz, Inc., and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 15, 2022

We have served as the Company's auditor since 2020.

FINANCIAL INFORMATION

CarLotz, Inc. and Subsidiaries - Consolidated Balance Sheets
Years Ended December 31, 2021 and 2020
(In thousands, except share data)

	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$75,029	$2,208
Restricted cash	4,336	605
Marketable securities – at fair value	116,589	1,032
Accounts receivable, net	8,206	4,132
Inventories	40,985	11,202
Other current assets	4,705	6,679
Total Current Assets	249,850	25,858
Marketable securities – at fair value	1,941	—
Property and equipment, net	22,628	1,868
Capitalized website and internal-use software costs, net	13,716	—
Lease vehicles, net	1,596	173
Other assets	558	299
Total Assets	$290,289	$28,198
Liabilities, Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit)
Current Liabilities:
Long-term debt, current	$509	$6,370
Floorplan notes payable	27,815	6,039
Accounts payable	6,352	6,283
Accrued transaction expenses	—	6,052
Accrued expenses	14,428	3,563
Accrued expenses – related party	—	5,082
Other current liabilities	754	256
Total Current Liabilities	49,858	33,645
Long-term debt, less current portion	12,206	2,999
Redeemable convertible preferred stock tranche obligation	—	2,832
Earnout shares liability	7,679	—
Merger warrants liability	6,291	—
Other liabilities	744	1,959
Total Liabilities	76,778	41,435
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 113,996,401 and 58,621,042 shares issued and outstanding at December 31, 2021 and December 31, 2020	11	6
Additional paid-in capital	287,509	20,779
Accumulated deficit	(73,916)	(34,037)
Accumulated other comprehensive (loss) income	(93)	15
Total Stockholders’ Equity (Deficit)	213,511	(13,237)
Total Liabilities and Stockholders’ Equity (Deficit)	$290,289	$28,198
See accompanying notes to consolidated financial statements.

CarLotz, Inc. and Subsidiaries - Consolidated Statements of Operations
Years Ended December 31, 2021, 2020, and 2019
(In thousands, except share and per share data)

	2021	2020	2019
Revenues:
Retail vehicle sales	$217,439	$104,253	$90,382
Wholesale vehicle sales	31,759	9,984	8,454
Finance and insurance, net	8,844	3,898	3,117
Lease income, net	492	490	533
Total Revenues	258,534	118,625	102,486
Cost of sales (exclusive of depreciation)	247,946	107,369	93,780
Gross Profit	10,588	11,256	8,706
Operating Expenses:
Selling, general and administrative	93,076	17,507	18,192
Stock-based compensation expense	51,121	45	113
Depreciation and amortization expense	3,363	341	504
Management fee expense – related party	2	215	250
Impairment expense	108	—	—
Total Operating Expenses	147,670	18,108	19,059
Loss from Operations	(137,082)	(6,852)	(10,353)
Interest expense	1,590	518	651
Other Income, net
Change in fair value of Merger warrants liability	32,733	—	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	923	(1,396)
Change in fair value of earnout shares	66,605	—	—
Other income (expense), net	(535)	(95)	(267)
Total Other Income (Expense), net	98,803	828	(1,663)
Loss Before Income Tax Expense	(39,869)	(6,542)	(12,667)
Income tax expense	10	10	11
Net Loss	$(39,879)	$(6,552)	$(12,678)
Net Loss per Share, basic and diluted	$(0.36)	$(0.11)	$(0.22)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	110,574,519	58,621,042	56,475,860
See accompanying notes to consolidated financial statements.

CarLotz, Inc. and Subsidiaries - Consolidated Statements of Comprehensive (Loss)
Years Ended December 31, 2021, 2020, and 2019
(In thousands)

	2021	2020	2019
Net loss	$(39,879)	$(6,552)	$(12,678)
Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on marketable securities arising during the period	(101)	16	—
Tax effect	—	—	—
Unrealized (losses) gains on marketable securities arising during the period, net of tax	(101)	16	—
Reclassification adjustment for realized gains	(7)	(1)	—
Tax effect	—	—	—
Reclassification adjustment for realized gains, net of tax	(7)	(1)	—
Other Comprehensive (Loss) Income, net of tax	(108)	15	—
Total Comprehensive (Loss)	$(39,987)	$(6,537)	$(12,678)
See accompanying notes to consolidated financial statements.

CarLotz, Inc. and Subsidiaries - Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2021, 2020, and 2019
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2019	1,220,851	$8,670	37,881,435	$4	$6,526	$(14,807)	$—	$(8,277)
Retroactive application of recapitalization	(1,220,851)	$(8,670)	12,443,768	$1	$8,669	$—	$—	$8,670
Adjusted balance, beginning of period	—	$—	50,325,203	$5	$15,195	$(14,807)	$—	$393
Net loss	—	$—	—	$—	$—	$(12,678)	$—	$(12,678)
Redeemable convertible preferred stock issuance, shown as if recapitalized	—	$—	8,295,840	$1	$8,889	$—	$—	$8,890
Accrued dividends on redeemable convertible preferred stock	—	$—	—	$—	$(1,579)	$—	$—	$(1,579)
Stock based compensation	—	$—	—	$—	$113	$—	$—	$113
Balance December 31, 2019	—	$—	58,621,042	$6	$22,618	$(27,485)	$—	$(4,861)
Net loss	—	$—	—	$—	$—	$(6,552)	$—	$(6,552)
Other comprehensive income, net of tax	—	$—	—	$—	$—	$—	$15	$15
Accrued dividends on redeemable convertible preferred stock	—	$—	—	$—	$(1,884)	$—	$—	$(1,884)
Stock-based compensation	—	$—	—	$—	$45	$—	$—	$45
Balance December 31, 2020	—	$—	58,621,042	$6	$20,779	$(34,037)	$15	$(13,237)
Net loss	—	—	—	—	—	(39,879)	—	(39,879)
Other comprehensive income, net of tax	—	—	—	—	—	—	(108)	(108)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(20)	—	—	(20)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former CarLotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	51,121	—	—	51,121
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,024)	—	—	(39,024)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Net issuance of Class A common stock to settle vested restricted stock units	—	—	71,523	—	(84)	—	—	(84)
Exercise of stock options	—	—	254,818	—	163	—	—	163
Balance December 31, 2021	—	$—	113,996,401	$11	$287,509	$(73,916)	$(93)	$213,511

See accompanying notes to consolidated financial statements.

CarLotz, Inc. and Subsidiaries - Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019
(In thousands)

	2021	2020	2019
Cash Flow from Operating Activities
Net loss	$(39,879)	$(6,552)	$(12,678)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization – property and equipment and capitalized software	3,257	195	260
Impairment – property and equipment	108	—	—
Amortization and accretion - marketable securities	2,465	—	—
Depreciation – lease vehicles	106	146	244
Loss on disposition of property and equipment	—	—	321
Gain on marketable securities	—	(36)	—
Provision for doubtful accounts	233	40	(14)
Stock-based compensation expense	51,121	45	113
Change in fair value of Merger warrants liability	(32,733)	—	—
Change in fair value of historic warrants liability	—	14	(24)
Change in fair value of earnout shares	(66,605)	—	—
Change in fair value of debt issuance costs and stock warrant	—	25	—
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(923)	1,396
Unpaid interest expense on capital lease obligations	340	—	—
Change in Operating Assets and Liabilities:
Accounts receivable	(4,307)	(916)	(830)
Inventories	(29,519)	(3,333)	2,883
Other current assets	(3,918)	(6,445)	(6)
Other assets	(259)	44	(38)
Accounts payable	69	4,149	1,392
Accrued expenses	9,041	8,039	525
Accrued expenses – related party	(229)	96	172
Other current liabilities	498	(178)	229
Other liabilities	(1,070)	998	582
Net Cash Used in Operating Activities	(111,281)	(4,592)	(5,473)
Cash Flows from Investing Activities
Purchase of property and equipment	(10,148)	(154)	(235)
Capitalized website and internal-use software costs	(14,609)	—	—
Purchase of marketable securities	(359,896)	(1,049)	—
Proceeds from sales of marketable securities	239,931	68	—
Purchase of lease vehicles	(1,793)	(92)	(252)
Net Cash Used in Investing Activities	(146,515)	(1,227)	(487)
Cash Flows from Financing Activities
Issuance of redeemable convertible preferred stock	—	—	7,988
Payments made on long-term debt	(153)	(9)	(8)
Advance from holder of marketable securities	4,722	—	—
Repayment of advance from marketable securities	(4,722)	—	—
PIPE issuance	125,000	—	—
Merger financing	309,999	—	—
Payment made on accrued dividends	(4,853)	—	—
Payments to existing shareholders of Former CarLotz	(62,693)	—	—
See accompanying notes to consolidated financial statements.

Transaction costs and advisory fees	(47,579)	—	—
Payments made on cash considerations associated with stock options	(2,465)	—	—
Repayment of Paycheck Protection Program loan	(1,749)	—	—
Payments made on note payable	(3,000)	—	(418)
Payments of debt issuance costs	—	(10)	(112)
Borrowings on long-term debt	—	5,249	3,000
Payments on floor plan notes payable	(150,090)	(24,948)	(41,711)
Borrowings on floor plan notes payable	171,866	24,248	39,753
Employee stock option exercise	404	—	—
Payments made for tax on equity award transactions	(339)	—	—
Net Cash Provided by Financing Activities	334,348	4,530	8,492
Net Change in Cash and Cash Equivalents Including Restricted Cash	76,552	(1,289)	2,532
Cash and cash equivalents and restricted cash, beginning	2,813	4,102	1,570
Cash and cash equivalents and restricted cash, ending	$79,365	$2,813	$4,102
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,743	$346	$684
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from property and equipment to inventory	$—	$27	$53
Transfer from lease vehicles to inventory	$264	$217	$295
Redeemable convertible preferred stock distributions accrued	—	1,884	1,579
Issuance of common stock warrants	—	15	72
KAR/AFC exercise of stock warrants	(144)	—	—
KAR/AFC conversion of notes payable	(3,625)	—	—
Convertible redeemable preferred stock tranche obligation expiration	(2,832)	—	—
Capitalized website and internal use software costs accrued	(790)	—	—
Purchase of property and equipment costs accrued	(1,034)	—	—
Purchases of property under capital lease obligation	(11,261)	1,305	—
Settlement of redeemable convertible preferred stock tranche obligation	—	—	(902)

See accompanying notes to consolidated financial statements.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
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

•references to “Acamar Sponsor” are to Acamar Partners Sponsor I LLC; and

•references to the “Merger” are to the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020, the “Merger Agreement”), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.) (the “Company”), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc. (“Merger Sub”), and CarLotz Group, Inc. (f/k/a CarLotz, Inc.) (“Former CarLotz”), pursuant to which Merger Sub merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of the Company.
The Company is a used vehicle consignment and Retail RemarketingTM company based in Richmond, Virginia. The Company operates an innovative and one-of-a-kind consumer and commercial used vehicle consignment and sales business model, with an online marketplace and twenty-two retail hub locations throughout the United States, including in Alabama, California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington State.

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

Basis of Presentation

On January 21, 2021 (the “Closing Date”), the Company consummated the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020, by and among the Company, Merger Sub and Former CarLotz, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated December 16, 2020, by and among the Company, Merger Sub and Former CarLotz (See Note 3 “Merger” for further discussion).

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

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of CarLotz, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Warrants that were issued by Acamar Partners (Merger warrants) and continue to exist following the closing of the Merger are accounted for as freestanding financial instruments. These warrants are classified as liabilities on the Company’s consolidated balance sheets and are recorded at their estimated fair value. The estimated fair value of the warrants is determined by using the market value in an active trading market. See Note 6 — Fair Value of Financial Instruments.
Beginning in the first quarter of 2020, the World Health Organization declared the outbreak and spread of the COVID-19 virus a pandemic. The COVID-19 pandemic is disrupting supply chains and impacting production and sales across a wide range of industries. The full economic impact of this pandemic has not been determined, including the impact on the Company’s suppliers, customers and credit markets. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. The Company places its cash with financial institutions and has balances that generally exceed federally insured amounts.
Restricted Cash
As of December 31, 2021 and December 31, 2020, restricted cash included approximately $4,336 and $605, respectively. The restricted cash is legally and contractually restricted as collateral for lines of credit, including floorplan, and for the payment of claims on the reinsurance companies.
Marketable Securities
The Company and its reinsurance subsidiaries invest excess cash in marketable securities in the ordinary course of conducting their operations and maintain a portfolio of marketable securities primarily comprised of fixed income debt securities. The Company has investments in marketable securities that are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses related to changes in the fair value of equity securities are recognized in other income (expense) in the Company’s consolidated statements of operations. Unrealized gains and losses related to changes in the fair value of debt securities are recognized in Accumulated Other Comprehensive Income in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale debt securities impact the Company’s net income only when such securities are sold or when other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis and are recognized on the trade date.
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

Accounts Receivable, Net
Accounts receivable consist primarily of contracts in transit that represent amounts due from financial institutions on retail installment contracts from retail vehicle sales, and also includes receivables related to wholesale vehicle sales.
Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s customer base.
Inventories
All inventories, which are comprised of vehicles and parts held for sale, are reported at the lower of cost or net realizable value. Cost of vehicle inventory is determined on a specific identification basis. Vehicles held on consignment are not recorded in the Company’s inventory balance, as title to those vehicles, and, therefore control of the vehicle, remain with the consignors until a customer purchases the vehicle and the vehicle is delivered.
Property and Equipment
Property and equipment are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major renewals and betterments are capitalized. Property held under capital leases are stated at the present

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
value of minimum lease payments less accumulated amortization. Property held under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation on owned property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold Improvements	Lesser of 15 years or underlying lease terms
Equipment, Furniture and Fixtures	1 – 5 years
Corporate Vehicles	5 years
Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value.

We evaluate for triggering events on a quarterly basis. For hub locations, our primary indicator that asset carrying values may not be recoverable is historical negative hub operating income and negative operating income for the most recent 12-month period. We also monitor other factors when evaluating hub locations for impairment, including significant changes in the manner of use or expected life of the assets or significant changes in our business strategies. At December 31, 2021, we did not identify any triggering events associated with our hubs opened in 2021.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at hub locations are reviewed for impairment at the individual hub level, which involves comparing the net carrying value of all assets to the net cash flow projections for each hub. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems.
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
Lease Vehicles, net
The Company leases vehicles to customers with lease terms that are typically 1 – 4 years. The leases are accounted for as operating leases. Lease income is recorded on a straight line basis over the period the vehicle is rented. Depreciation on the lease vehicles is calculated using the straight-line method over the estimated useful life.
Floorplan Notes Payable
The Company classifies notes payable for inventory purchased as “Floorplan notes payable” on the accompanying consolidated balance sheets. The Company presents borrowings and repayments on Floor plan notes payable within Cash flows from financing activities on the consolidated statements of cash flows because the Company uses a third-party lender for its floorplan financing arrangement.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Earnout shares liability
Before the contingency is met, the earnout shares will be classified as a liability under the FASB’s ASC Derivatives and Hedging (Topic 815), so changes in the fair value of the earnout shares in future periods will be recognized in the statement of operations. The estimated fair value of the liability is determined by using a Monte-Carlo simulation model.
Merger warrants liability
Warrants that were issued by Acamar Partners and continue to exist following the closing of the Merger are accounted for as freestanding financial instruments. These warrants are classified as liabilities on our consolidated balance sheet and are recorded at their fair value. At the end of each reporting period, changes in the fair value during the period are recorded in our consolidated statement of operations. We will continue to adjust these liabilities for changes in fair value until the earlier of their exercise, termination or other form of settlement. The fair value of the warrants is determined by using the market value in an active trading market.
Classification and Accretion of Redeemable Convertible Preferred Stock
The Company has classified its Series A Preferred Stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of Series A Preferred Stock, as well as the recognition of the redeemable convertible preferred stock tranche obligation, are recorded as a reduction of gross proceeds from issuance. The Series A Preferred Stock was not redeemable as of the periods of these financial statements because while the holders of the Series A Preferred Stock had the power to direct the Company’s actions through its control of the Company’s board of directors, the deemed liquidation provision is considered a substantive condition that was contingent on the identification of a market participant willing to purchase the Company’s assets for consideration in an amount sufficient to distribute the redemption amount to the holders of the Series A Preferred Stock. Since the Series A Preferred Stock was not currently redeemable and it was not currently probable that it would become redeemable because a change of control feature is not considered probable until the change of control actually occurs, the net carrying value of Series A Preferred Stock was not accreted to its redemption value. See Note 16 — Redeemable Convertible Preferred Stock for additional details.
Reinsurance — Contract Reserves
The Company sells certain finance and insurance contracts that are underwritten by third parties. The Company, through its reinsurance subsidiaries, reinsures those contracts, thereby assuming the risk of loss on the underlying insurance contracts. The Company establishes insurance reserves in accordance with ASC 944, Financial Services — Insurance. These amounts are recorded as Other liabilities on the consolidated balance sheets.
Contract Reserves
Subsequent to the sale of a vehicle to a customer, the Company sells the related retail installment contracts to financial institutions on a non-recourse basis. The Company receives commissions from the financial institutions for these sales. The Company also receives commissions from other third-party providers for the arrangement of the sale of other products such as guaranteed vehicle protection insurance. The Company is subject to future chargebacks in the event of an early contract termination or payoff by customers. A reserve for future amounts estimated to be charged back is recorded as a reduction of Finance and insurance, net in the consolidated statements of operations, at the time of sale. The chargeback reserve is estimated based on the Company’s historical chargeback results and is recorded in Other liabilities on the consolidated balance sheets.
Legal Contingencies
The Company is involved in various claims and legal proceedings that arise in the normal course of business. The Company records an accrual for legal contingencies when it determines that it is probable that it has incurred a liability and it can reasonably estimate the amount of the loss. See Note 15 — Commitments and Contingencies for additional details.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Fair Value Measurements
Fair value as defined under U.S. GAAP is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1:    Observable inputs such as quoted prices in active markets.
Level 2:    Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3:    Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and affects how the measurement is classified within the fair value hierarchy levels.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income (loss) on our Consolidated Statements of Earnings.
See Note 6 — Fair Value of Financial Instruments for additional information.
Revenues
The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Control passes to the retail and wholesale vehicle sales customer when the title is delivered to the customer, who then assumes control of the vehicle.
Retail Vehicle Sales
We sell used vehicles to our retail customers through our hubs in various cities. The transaction price for used vehicles is a fixed amount as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration which we measure at estimated fair value of the vehicle received on trade. We satisfy our performance obligation and recognize revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. The revenue recognized by CarLotz includes the agreed upon transaction price, including any service fees. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
We receive payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing.
Our exchange policy allows customers to initiate an exchange during the first three days or 500 miles after delivery, whichever comes first. If the vehicle is returned, the sale and associated revenue recognition is reversed, and the vehicle is treated as a purchase of inventory.
Wholesale Vehicle Revenue
We sell vehicles through wholesalers, primarily at auction. These vehicles sold to wholesalers are primarily acquired from customers who trade-in their existing vehicles as part of a retail vehicle sale as described above or, from consignors, which do not meet our quality standards, or which remain unsold at the end of the consignment period. We satisfy our performance

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
obligation and recognize revenue for wholesale vehicle sales at a point in time when the vehicle is sold at auction or directly to a wholesaler.
Finance and Insurance
We provide retail vehicle buyers with options for financing, insurance and extended warranties. Extended warranties sold beginning January 1, 2019 are serviced by a company owned by a significant shareholder of the Company. All other services are provided by unrelated third-party vendors, and we have agreements with each of these vendors giving us the right to offer such services.
When a buyer selects a service from these providers, we earn a commission based on the actual price paid or financed. We concluded that we are an agent for these transactions because we do not control the products before they are transferred to the customer. Accordingly, we recognize commission revenue at the time of sale.
Lease Income, net
When a retail vehicle customer requests a vehicle lease, we either purchase a vehicle to lease or obtain an operating lease from a third party lessor and then enter into a corresponding lease with our customer. When we purchase the vehicles, we recognize revenue over the course of the lease. When we obtain an operating lease from a third party lessor and sublease the vehicle to our customer, the corresponding leases have terms that are identical except for the interest rate. We receive a rate of interest higher from our customer than the rate we pay to the third party lessor. We have determined that we are an agent in the transaction and recognize the difference in interest rate over the course of the lease.
Cost of Sales
Cost of sales includes the cost to acquire used vehicles and the related reconditioning costs to prepare the vehicles for resale. Vehicle reconditioning costs include parts, labor, inbound transportation costs, and other costs such as mechanical inspection, vehicle preparation supplies and repair costs. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
Sales Tax
The Company collects and remits sales tax on vehicle sales and sales of parts. Sales tax collected is not included in revenues and remittances are not included in cost of sales. Sales tax collected is recorded as a liability, with the liability relieved upon remittance of payments to tax authorities.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses primarily include compensation and benefits, advertising, facilities cost, technology expenses, logistics, and other administrative expenses. The Company expenses advertising costs as they are incurred and were approximately $21,804, $3,199, and $3,803 for the years ended December 31, 2021, 2020, and 2019, respectively.
Equity-Based Compensation
The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Both equity and liability awards are measured based on the fair value of the award at the grant date, however, liability awards are then re-measured to fair value each reporting period. The Company recognizes equity-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of equity-based compensation is recognized. If the award is deemed probable of being earned, related equity-based compensation is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of equity-based

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
compensation recognized will also change. See Note 17 — Stock-Based Compensation Plan for additional information on equity-based compensation.
Redeemable Convertible Preferred Stock Tranche Obligation
The Company classified the Series A Preferred Stock tranche obligations for the future purchase, and option to purchase, three additional tranches of Series A Preferred Stock (See Note 6 — Fair Value of Financial Instruments and Note 16 — Redeemable Convertible Preferred Stock for additional detail) as a liability on its consolidated balance sheets as the Series A Preferred Stock tranche obligations were freestanding financial instruments that required the Company to transfer equity instruments upon future closings of the Series A Preferred Stock. The Series A Preferred Stock tranche obligations were initially recorded at fair value upon the date of issuance and were subsequently remeasured to fair value at each reporting date. Changes in the fair value of the Series A Preferred Stock tranche obligation were recognized as a component of Other Income (Expense), net in the consolidated statements of operations. Changes in the fair value of the second Series A Preferred Stock tranche obligations were recognized until the tranche obligations were fulfilled during the merger.
Income Tax
Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), contract expenses, and certain accrued expenses. Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. A valuation allowance has been established for all deferred tax assets because the Company has incurred cumulative losses in recent years and the Company has not determined that the net deferred tax assets are more likely than not to be realized. In future periods, if the Company determines it is more likely than not that the deferred tax assets will be realized, the valuation allowance may be reduced, and an income tax benefit recorded.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss available for basic common shares by the weighted average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders adjusts basic earnings per share for all potentially dilutive common stock equivalents outstanding during the period. Since the Company has reported net losses for all periods presented, the Company has excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented. (See Note 19 — Net Loss Per Share Attributable to Common Stockholders for additional detail)
Segments
The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The Company derives its revenue primarily from sales of automobiles via retail and wholesale channels. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it has one reportable segment.
Recently Issued Accounting Pronouncements
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

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
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
We plan to adopt the new standard for our fiscal year beginning January 1, 2022, using the modified retrospective transition approach; specifically, using the optional transition method provided by the accounting pronouncement (FASB ASU 2018-11), which allows for transition through a cumulative-effect adjustment at the beginning of the period of adoption. Comparative periods presented in the financial statements issued after adoption will continue to be presented in accordance with the previous lease guidance (ASC 840). At transition, we plan to elect the package of practical expedients that provides companies the ability to not reassess lease identification, lease classification or initial direct costs for contracts existing as of the transition date. We do not plan to elect the hindsight practical expedient.
We expect to record an increase of approximately $53 million in operating lease liabilities and $51 million in right-of-use assets on our opening consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities as of January 1, 2022. This estimate is based on our lease portfolio as of December 31, 2021. We believe most of our leases will maintain their current lease classification under the new standard. As a result, we do not expect the new standard to have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. The new standard will not impact our compliance with current debt covenants. As an accounting policy, we do not plan to separate lease and nonlease components when accounting for all leases. Additionally, we plan to elect the short-term lease exemption for all leases. We are in the process of finalizing implementation of new business processes, accounting policies, systems and internal controls in preparation of adopting the new standard.
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

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
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

Recapitalization
Cash - Acamar Partners’ trust and cash	$309,999
Cash - PIPE	125,000
Less: consideration delivered to existing shareholders of Former CarLotz	(62,693)
Less: consideration to pay accrued dividends	(4,853)
Less: transaction costs and advisory fees paid	(47,579)
Less: payments on cash considerations associated with stock options	(2,465)
Net contributions from Merger and PIPE financing	317,409
Liabilities relieved: preferred stock obligation	2,832
Liabilities relieved: KAR/AFC note payable	3,625
Liabilities relieved: historic warrant liability	144
Less: earnout shares liability	(74,284)
Less: Merger warrants liability	(39,024)

Merger warrants
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the year ended December 31, 2021:

December 31, 2021
Stock warrants outstanding - Public	10,185,774
Stock warrants outstanding - Private	6,074,310
Stock warrants cancelled	—
Stock warrants exercised	—
Stock warrants outstanding	16,260,084

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
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

The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	2021
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$217,439	$—	$217,439
Wholesale vehicle sales	31,759	—	31,759
Finance and insurance, net	8,844	—	8,844
Lease income, net	—	492	492
Total Revenues	$258,042	$492	$258,534

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)

	2020
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$104,253	$—	$104,253
Wholesale vehicle sales	9,984	—	9,984
Finance and insurance, net	3,898	—	3,898
Lease income, net	—	490	490
Total Revenues	$118,135	$490	$118,625

	2019
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$90,382	$—	$90,382
Wholesale vehicle sales	8,454	—	8,454
Finance and insurance, net	3,117	—	3,117
Lease income, net	—	533	533
Total Revenues	$101,953	$533	$102,486
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	2021	2020	2019
Retail vehicles:
Retail vehicle sales	$217,439	$104,253	$90,382
Retail vehicle cost of sales	214,512	96,983	84,534
Gross Profit – Retail Vehicles	$2,927	$7,270	$5,848
Wholesale vehicles:
Wholesale vehicle sales	$31,759	$9,984	$8,454
Wholesale vehicle cost of sales	33,434	10,386	9,246
Gross Profit – Wholesale Vehicles	$(1,675)	$(402)	$(792)
Retail Vehicle Sales
The Company sells used vehicles to retail customers through its 22 retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle.
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

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
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
Note 5 — Marketable Securities
The Company began investing in debt securities with fixed maturities and equity securities during February 2020. The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	57,460	—	(72)	57,388
Municipal bonds	28,325	5	(10)	28,320
Commercial paper	19,989	—	—	19,989
Foreign governments	12,291	2	(18)	12,275
Total Fixed Maturity Debt Securities	$118,065	$7	$(100)	$117,972

	December 31, 2020
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$240	$6	$—	$246
Corporate bonds	261	5	(1)	265
U.S. states, territories and political subdivisions	141	5	—	146
Total Fixed Maturity Debt Securities	$642	$16	$(1)	$657

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The amortized cost and fair value of the Company’s fixed maturity debt securities as of December 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$116,114	$116,031
Due after one year through five years	1,593	1,585
Due after five years through ten years	358	356
Total	$118,065	$117,972

The following tables summarize the Company’s gross unrealized losses in fixed maturity debt securities as of December 31, 2021 and December 31, 2020:

		December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$56,902	$(69)	$376	$(3)	$57,278	$(72)
Municipal bonds	19,945	(7)	340	(3)	20,285	(10)
Foreign governments	12,152	(18)	—	—	12,152	(18)
Total Fixed Maturity Debt Securities	$88,999	$(94)	$716	$(6)	$89,715	$(100)

		December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$39	$(1)	$—	$—	$39	$(1)
Total Fixed Maturity Debt Securities	$39	$(1)	$—	$—	$39	$(1)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of December 31, 2021, the Company’s fixed maturity portfolio had 23 securities with gross unrealized losses totaling $(6) that had been in loss positions in excess of 12 months and 106 securities with gross unrealized losses totaling $(94) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $12, or 0.4% of its amortized cost. As of December 31, 2020, the Company’s fixed maturity portfolio had no securities with gross unrealized losses that had been in loss positions in excess of 12 months and 2 securities with gross unrealized losses totaling $1 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $325 (actual), or 1.6% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Cost	Fair Value
Equity securities	$432	$558

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)

	December 31, 2020
	Cost	Fair Value
Equity securities	$335	$375
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$239,930	$7	$—	$7
Equity securities	1	—	—	—
Total Marketable Securities	$239,931	$7	$—	$7

	December 31, 2020
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$18	$—	$—	$—
Equity securities	50	1	(2)	(1)
Total Marketable Securities	$68	$1	$(2)	$(1)
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of December 31, 2021 and December 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	558	—	—	558
Fixed maturity debt securities, including cash equivalents	—	135,346	—	135,346
Total Assets	$558	$135,346	$—	$135,904
Liabilities:
Merger warrants liability	3,941	2,350	—	6,291
Earnout shares liability	—	—	7,679	7,679
Total Liabilities	$3,941	$2,350	$7,679	$13,970

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$405	$—	$—	$405
Equity securities	375	—	—	375
Fixed maturity debt securities	246	411	—	657
Total Assets	$1,026	$411	$—	$1,437
Liabilities:
Redeemable convertible preferred stock tranche obligation	$—	$—	$2,832	$2,832
Historic warrants liability	—	—	144	144
Total Liabilities	$—	$—	$2,976	$2,976

Money market funds consist of highly liquid investments with original maturities of three months or less and classified in restricted cash in the accompanying consolidated balance sheets.
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the years ended December 31, 2021 and 2020.
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the years ended December 31, 2021 and 2020:

	January 1, 2021	Issuances	Settlements	Change in fair value	December 31, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144	—	(144)	—	—
Earnout shares liability	—	74,284	—	(66,605)	7,679
Total	$2,976	$74,284	$(2,976)	$(66,605)	$7,679

	January 1, 2020	Issuances	Settlements	Change in fair value	December 31, 2020
Redeemable convertible preferred stock tranche obligation	$3,755	$—	$—	$(923)	$2,832
Historic warrants liability	115	15	—	14	144
Total	$3,870	$15	$—	$(909)	$2,976

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	December 31, 2021	January 21, 2021
Expected volatility	80.00%	80.00%
Starting stock price	$2.27	$11.31
Expected term (in years)	4.1 years	5 years
Risk-free interest rate	1.04%	0.45%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Items Not Measured at Fair Value on a Recurring Basis
In the fourth quarter of 2021, we recorded asset impairments related to a long-lived asset group—a hub location. Assets that are impaired are recorded to their fair value. See Note 9, Property and Equipment, Net, for additional information regarding the charges incurred and the net carrying value of the asset group remaining.

The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months. The carrying value of the Ally Financial floorplan notes payable outstanding as of December 31, 2021 approximates fair value due to its variable interest rate determined to approximate current market rates and the short-term nature of the notes payable.
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	December 31, 2021	December 31, 2020
Contracts in transit	$7,836	$3,321
Trade	386	240
Finance commission	284	132
Other	—	506
Total	8,506	4,199
Allowance for doubtful accounts	(300)	(67)
Total Accounts Receivable, net	$8,206	$4,132
Contracts in transit are typically collected within fifteen days. Other amounts due are from third parties as a result of vehicle sales and parts sold or services provided. Receivables also include commissions on aftermarket products. Receivables from the sale of vehicles are secured by the related vehicles. Receivables arising from the sale of parts and service are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.
The carrying amount of receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management reviews each receivable balance monthly, and, based on historical bad debt experience and management’s evaluation of customer creditworthiness, estimates that portion, if any, of the balance that will not be collected. No interest is charged on delinquent receivables.
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	December 31, 2021	December 31, 2020
Used vehicles	$40,739	$11,202
Parts	246	—
Total	$40,985	$11,202
Beginning March 10, 2021, the Company entered into a $30,000 floorplan credit facility, which was expanded to $40,000 in the second quarter, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floorplan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of December 31, 2021 was 3.25%.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	December 31, 2021	December 31, 2020
Capital lease assets	$12,566	$1,305
Leasehold improvements	4,628	702
Furniture, fixtures and equipment	7,993	760
Corporate vehicles	158	143
Total property and equipment	25,345	2,910
Less: accumulated depreciation	(2,609)	(1,042)
Less: impairment	(108)	—
Property and Equipment, net	$22,628	$1,868
Depreciation expense for property and equipment was approximately $1,567, $195, and $260 for the years ended December 31, 2021, 2020, and 2019, respectively.
In the fourth quarter of 2021, we identified a triggering event based on a current period operating loss and historic period operating loss which lead to the impairment charge of $(108). This impairment charge represents the full impairment of one hub.
Note 10 — Other Assets
The following table summarizes other assets as of:

	December 31, 2021	December 31, 2020
Other Current Assets:
Lease receivable, net	$29	$36
Deferred acquisition costs	46	72
Prepaid expenses	3,664	679
Interest receivable	966	—
Deferred transaction costs	—	5,892
Total Other Current Assets	$4,705	$6,679
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	35	48
Security deposits	507	235
Total Other Assets	$558	$299

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	December 31, 2021	December 31, 2020
Capital lease obligation	$12,715	$1,305
Promissory note	—	2,990
Convertible notes payable, net	—	3,325
Paycheck Protection Program loan	—	1,749
	12,715	9,369
Current portion of long-term debt	(509)	(6,370)
Long-term Debt	$12,206	$2,999
Promissory Note
Concurrently with the closing of the Merger on January 21, 2021, the promissory note was extinguished through a cash payment of $3,000.

Convertible Notes Payable
On December 20, 2019, the Company entered into a note purchase agreement (“NPA”) with AFC. AFC’s parent company was also a common stockholder of Former CarLotz. For each convertible note of $1,000 or portion thereof that AFC purchased, AFC received warrants (historic warrants) constituting 0.20% of Former CarLotz’ fully-diluted common stock. As of December 31, 2020, the Company had a convertible note balance of $3,500. The note accrued interest at 6.00% on a 365-day basis and the outstanding interest payable as of December 31, 2020 was approximately $212. Concurrently with the closing of the Merger on January 21, 2021, the historic warrants and the note were converted to a fixed number of shares pursuant to a conversion agreement with AFC. The convertible notes were extinguished by issuing AFC 347,992 shares of Former CarLotz common stock and the warrants were exercised into 73,869 shares of Former CarLotz common stock. Former CarLotz common stock was converted into 10.1927 shares of common stock. There are no historic warrants outstanding subsequent to the exercise.
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
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	December 31, 2021	December 31, 2020
License and title fees	$903	$785
Payroll and bonuses	2,047	837
Deferred rent	1,636	199
Technology	1,127	—
Inventory	2,542	1
Other	6,173	1,741
Total Accrued Expenses	$14,428	$3,563

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	December 31, 2021	December 31, 2020
Other Current Liabilities
Unearned insurance premiums	$754	$256
Other Liabilities
Unearned insurance premiums	622	1,680
Other long-term liabilities	122	135
Historic warrants liability	—	144
Other Liabilities, Long-term	$744	$1,959
Note 14 — Lease Commitments
The Company leases its operating facilities from various third parties under non-cancelable operating and capital leases. The leases require various monthly rental payments ranging from approximately $3 to $70, with various ending dates through September 2036. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. Rent expense for all operating facility leases was approximately $5,030, $1,720, and $2,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in deferred rent, within Accrued expenses.
The following is a table of facility lease commitments due for the next five years, and thereafter, as of December 31, 2021:

	Total Per Year	Total Capital Leases
2022	6,788	1,643
2023	6,931	1,669
2024	6,657	1,695
2025	6,832	1,721
2026	5,884	1,766
Thereafter	23,715	14,322
Total	$56,807	$22,816
Less: amount representing interest		(10,101)
Present value of minimum lease payments		12,715
Less: current obligation		(509)
Long-term obligations under capital lease		$12,206
The Company also leases vehicles from a third party under noncancelable operating leases and leases these same vehicles to end customers with similar lease terms, with the exception of the interest rate. The leases require various monthly rental payments from the Company ranging from $184 to $1,668 (actual) with various ending dates through December 2026.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The following is a schedule of the approximate future minimum lease payments due to third parties and the related expected future receipts related to these lease vehicles as of December 31, 2021:

	Payments Due to Third-Parties	Future Receipts
2022	$1,435	$1,721
2023	1,017	1,205
2024	605	716
2025	180	216
2026	55	69
Total	3,292	3,927
Note 15 — Commitments and Contingencies
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
Legal Matters

Federal Securities Litigation
On July 8, 2021, purported CarLotz stockholder Daniel Erdman, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Daniel Erdman v. CarLotz, Inc., et al., 21-cv-5906 (S.D.N.Y.) The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On July 20, 2021, purported CarLotz stockholder Michael Widuck, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Widuck v. CarLotz, Inc., et al., 21-cv-6191 (S.D.N.Y.). The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On August 5, 2021, purported CarLotz stockholder Michael Turk, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Turk v. CarLotz, Inc., et al., 21-cv-6627 (S.D.N.Y.) The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The above three cases were consolidated by the Court on August 31, 2021 under In re CarLotz, Inc. Sec. Litig., 21-cv-05906 (S.D.N.Y.). On October 15, 2021, the Court appointed David Berger lead plaintiff and Kahn Swick & Foti, LLC lead counsel for the putative class. On December 14, 2021, Lead Plaintiff Berger and Additional Plaintiff Craig Bailey filed an Amended Complaint against CarLotz, various directors and officers of CarLotz, Acamar, various directors of Acamar, Acamar Partners Sponsor I LLC, and Acamar Partners Sub, Inc., purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Amended Complaint sought a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper.
On February 17, 2022, Plaintiffs filed a Letter Motion for Leave to File Second Amended Complaint, citing the need “to resolve certain factual and legal issues bearing on the viability of certain of plaintiffs’ claims and named defendants.” On February 18, 2022, the Court granted Plaintiffs’ letter motion for leave to file a Second Amended Complaint and ordered that the Second Amended Complaint be filed by March 4, 2022.

On March 4, 2022, Lead Plaintiff Berger and Additional Plaintiff Bailey filed a Second Amended Complaint against CarLotz, various directors and officers of CarLotz, Acamar, various directors of Acamar, and Acamar Partners Sponsor I LLC, purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Second Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Second Amended Complaint seeks a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper. Defendants’ deadline to move, answer, or otherwise respond to the Second Amended Complaint is May 2, 2022.
Delaware Stockholder Derivative Litigation
On September 21, 2021, purported CarLotz stockholder W. Kenmore Cardoza, trustee of the W. Kenmore & Joyce M. Cardoza Revocable Trust, filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the District of Delaware against certain officers and directors of CarLotz. See Cardoza v. Mitchell, et al., 21-cv-1332 (D. Del.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses, and other relief.
On February 14, 2022, the parties filed a stipulation and proposed scheduling order, pursuant to which Plaintiff will file an amended complaint by April 1, 2022, Defendants will answer or otherwise respond to the amended complaint within 30 days of the filing of the amended complaint, and the parties shall meet and confer on conduct of further proceedings within 7 days of the filing of the amended complaint. On February 15, 2022, the Court so-ordered the parties’ proposed schedule.
New York Stockholder Derivative Litigation
On October 20, 2021, purported CarLotz stockholder Julian Cha filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain officers and directors of CarLotz. See Julian Cha v. David R. Mitchell, et al., 21-cv-8623 (S.D.N.Y.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On October 27, 2021, purported CarLotz stockholder Mark Habib filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain officers and directors of CarLotz. See Mark Habib v. David R. Mitchell, et al., 21-cv-8786 (S.D.N.Y.). The complaint, which principally concerns the same alleged

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act and breach of fiduciary duty. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On November 15, 2021, the Court issued an order¸ inter alia, consolidating Cha and Habib under In re CarLotz, Inc. Deriv. Litig., 21-cv-8623 and appointing co-lead counsel. On February 14, 2022, the parties filed a stipulation and proposed order staying the case, which requested that all proceedings in this action be stayed pending the resolution of defendants’ forthcoming motion to dismiss the Second Amended Complaint in In re CarLotz, Inc. Sec. Litig. The Court granted that proposal and stayed the case on February 15, 2022.
In addition to the matters above, the Company is involved in certain legal matters that it considers incidental to its business. In management’s opinion, none of these legal matters will have a material effect on the Company’s financial position or results of operations.
Note 16 — Redeemable Convertible Preferred Stock
As of December 31, 2020, the Amended and Restated Certificate of Incorporation of Former CarLotz provided for two classes of ownership: common stock and Series A Preferred Stock. The holder of the Series A Preferred Stock received distribution priority in order of 1.5 times the sum of any unpaid returns and unreturned capital contributions. Preferred returns were calculated at an 8.00% annual rate. Unpaid cumulative distributions were approximately $4,800 as of December 31, 2020, and the Series A Preferred Stock had a liquidation preference of $37,114 as of December 31, 2020. Upon liquidation of Former CarLotz, proceeds in excess of the Series A Preferred Stock would have been shared pro rata among all stockholders based on the number of shares. The unpaid cumulative distributions are included as Accrued expenses — related party on the accompanying consolidated balance sheets. As a result of the Merger, the Company settled Former CarLotz’ redeemable convertible preferred stock and redeemable convertible preferred stock tranche obligation with carrying values of $17,560 and $2,832, respectively, as of December 31, 2020. The convertible preferred stock is reflected retroactively in the earliest period and presented on an as converted basis.
The fair value of the obligation to purchase future tranches of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) was estimated by utilizing the Black Scholes pricing model and included the impact of the lack of marketability of the instruments. The key inputs for the fair value measurement include the fair value per share of the Company’s Series A Preferred Stock, expected volatility, the remaining years to liquidity and the risk-free interest rate. The most significant input impacting the fair value of the Series A Preferred Stock tranche obligation is the fair value of the Series A Preferred Stock as of each remeasurement date. The determination of the fair value per share of the redeemable convertible preferred stock is estimated by taking into consideration the most recent sales of redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As a private company at the last time of valuation, there was a lack of Company-specific historical and implied volatility information of the Company’s Series A Preferred Stock. Therefore, estimates of expected stock volatility are based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the obligations. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining years to liquidity.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Note 17 — Stock-Based Compensation Plan
Stock Option Plans
The Company has three stock incentive plans, the “2011 Stock Option Plan,” the “2017 Stock Option Plan” and the “2020 Incentive Award Plan,” to promote the long-term growth and profitability of the Company. The plans do this by providing senior management and other employees with incentives to improve shareholder value and contribute to the growth and financial success of the Company by granting equity instruments to these stakeholders.
Share-based compensation expense was recorded for the years ended December 31, 2021, 2020, and 2019, of approximately $51,121, $45, and $113, respectively.
The Company estimates the fair value of stock options using the Black-Scholes pricing model. The Black-Scholes pricing model requires the use of subjective inputs such as stock price volatility. Changes in the inputs can materially affect the fair value estimates and ultimately the amount of stock-based compensation expense that is recognized.
During the years ended December 31, 2021 and 2020, there were no grants related to the 2011 Stock Option Plan.
A summary of activity for the years ended December 31, 2021, 2020, and 2019 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (Balance January 1, 2019)	1,647,650	$0.60
Granted	—	—
Forfeited	(76,445)	0.67
Balance (December 31, 2019)	1,571,205	0.59
Granted	—	—
Forfeited	—	—
Balance (December 31, 2020)	1,571,205	0.59
Granted	—	—
Exercised	(310,877)	0.57
Forfeited	—	—
Balance (December 31, 2021)	1,260,328	0.56
Vested (as of December 31, 2021)	1,260,328	$0.56

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2021 related to the 2011 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,260,328	0.67 years	$0.56
Exercisable	1,260,328	0.67 years	$0.56
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of December 31, 2021 was $1.71.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
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

A summary of activity for the years ended December 31, 2021, 2020, and 2019 for the 2017 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Averaged Exercise Price
Balance (Balance January 1, 2019)	2,599,669	$0.92
Granted	1,569,676	0.92
Forfeited	(1,323,787)	0.92
Balance (December 31, 2019)	2,845,557	0.92
Granted	1,116,101	0.92
Forfeited	—	—
Balance (December 31, 2020)	3,961,658	0.92
Granted	—	—
Forfeited	(25,482)	0.92
Balance (December 31, 2021)	3,936,176	0.92
Vested (as of December 31, 2021)	3,538,672	$0.92

The options granted under the 2017 Stock Option Plan were eligible to vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted 8 employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. These options resulted in $186 of cash consideration and $4,193 of share based compensation that will be recognized over the service period of four years. For the year ended December 31, 2021, $987 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of December 31, 2021 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,936,176	7.55 years	$0.92
Exercisable	3,538,672	7.43 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of December 31, 2021 was $1.35.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.5 - 4.7 years
Risk-free interest rate	0.32% - 0.45%
The options granted under the 2020 Incentive Award Plan vest over a service period of four years. A summary of activity for the year ended December 31, 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,490,519	11.02
Forfeited	(21,222)	4.31
Balance (December 31, 2021)	1,469,297	$11.12
Exercisable	—	$—
The grant date fair value of the options was between $2.60 to $7.77. For the year ended December 31, 2021, $2,948 of share based compensation was recognized. As of December 31, 2021, there was approximately $8,233 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2021 related to the 2020 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,469,297	8.96 years	$11.12
Exercisable	—	—	$—

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)

The inputs used for the 2020 Incentive Award Plan options were as follows for the year ended December 31, 2021:

Balance (Expected volatility)	80% - 85%
Expected dividend yield	—%
Expected term (in years)	6.25 years
Risk-free interest rate	0.62% - 1.34%
The service-based restricted stock units associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the year ended December 31, 2021 for the service-based restricted stock units associated with the 2020 Incentive Award Plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2020)	—	$—
Granted	710,993	5.58
Forfeited	(18,884)	4.32
Vested (as of December 31, 2021)	(94,370)	5.87
Balance (December 31, 2021)	597,739	$5.57
The grant date fair value of the service-based restricted stock units was between $3.73 and $6.15. For the year ended December 31, 2021, $1,460 of share based compensation cost was recognized. As of December 31, 2021, there was approximately $2,035 of unrecognized compensation cost that vests over a service period of four years and $411 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted stock units granted under the 2020 Stock Incentive Award Plan.
Earnout Restricted Stock Units

Former CarLotz option holders as of the effective time of the Merger received 640,421 earnout restricted stock units (“Earnout RSUs”). The Earnout RSUs vest if certain targets are met in the 60 month period following the consummation of the Merger. The Merger closed on January 21, 2021, and the earnout period expires January 21, 2026. Earnout RSUs will vest if any of the following conditions are achieved following January 21, 2021, in each case, subject to the applicable award recipient’s continued service through the date such conditions are met:
i.If at any time during the 60 months following the Closing Date (the first business day following the end of such period, the “Forfeiture Date”), the closing trading price of Company common stock is greater than $12.50 over any 20 trading days within any 30 trading day period (the “First Threshold”), 50% of the Earnout RSUs will vest.
ii.If at any time prior to the Forfeiture Date, the closing trading price of Company common stock is greater than $15.00 over any 20 trading days within any 30 trading day period (the “Second Threshold”), 50% of the Earnout RSUs will vest.
iii.If either the First Threshold or the Second Threshold is not met on or before the Forfeiture Date, any unvested Earnout RSUs are forfeited. All unvested Earnout RSUs will vest if there is a change of control of the Company that will result in the holders of Company common stock receiving a per share price equal to or in excess of $10.00 (as equitably adjusted for stock splits, stock dividends, special cash dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock) prior to the Forfeiture Date.

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

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
A summary of activity for the year ended December 31, 2021 for the Earnout RSUs is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	(19,221)	10.70
Balance (December 31, 2021)	621,200	$10.70
During the year ended December 31, 2021, the Company recognized $6,748 of stock-based compensation cost. As of December 31, 2021, there was no additional unrecognized compensation cost related to the Earnout RSUs.

The inputs used to value the Earnout RSUs were as follows at January 21, 2021:

Expected volatility	80.00%
Starting stock price	$11.31
Expected term (in years)	5 years
Risk-free interest rate	0.45%
Earnout hurdle	$12.50-$15.00
Note 18 — Income Taxes
The Company’s income tax expense consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Current Income Tax Expense:
Federal	$—	$—	$—
State and local	10	10	11
Total Current Income Tax Expense	10	10	11
Deferred Income Tax Expense:
Federal	—	—	—
State and local	—	—	—
Total Income Tax Expense	$10	$10	$11

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Deferred income taxes are recorded using enacted tax rates based upon differences between financial statement and tax bases of assets and liabilities. The significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred Tax Assets:
Net operating losses	$27,794	$7,042
Accrued expenses	—	109
Unearned premiums	339	466
Contract expense	2,188	332
Intangible assets	188	204
Equity awards	2,199	189
Other	1,532	217
Total deferred tax assets	34,240	8,559
Less: valuation allowance	(34,138)	(8,559)
Net Deferred Tax Assets	102	—
Deferred Tax Liabilities
Fixed assets	(102)	—
Total deferred tax liabilities	(102)	—
Net Deferred Tax Liabilities	(102)	—
Net Deferred Tax Assets/Liabilities	$—	$—

A valuation allowance has been established for all deferred tax assets because the Company has incurred cumulative losses in recent years and the Company has not determined that the net deferred tax assets are more likely than not to be realized. In future periods, if the Company determines it is more likely than not that the deferred tax assets will be realized, the valuation allowance may be reduced and an income tax benefit recorded. The following table presents the change in deferred tax asset valuation allowance for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
January 1,	$8,559	$6,910	$3,986
Additions – Charged	25,579	1,649	2,924
Deductions – Charged	—	—	—
Other	—	—	—
December 31,	$34,138	$8,559	$6,910

The change in valuation allowance resulted due to the current year significant pretax book losses which are not more likely than not to be realized. As of December 31, 2021, the Company has Federal net operating loss carryforwards of approximately $113,411, of which $6,207 will expire at various dates from 2032 - 2039 and $107,204 will carryforward indefinitely but can only be used up to 80.00% of taxable income. The Company has state net operating loss carryforwards of approximately $97,002 of which $114 will expire at various dates from 2022-2030, $32,879 will expire at various dates from 2031 - 2041, and $64,009 will carry forward indefinitely but can only be used to offset varying percentages annually based upon taxable income. Certain tax attributes of the net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership in prior years as defined under Internal Revenue Code Section 382.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The differences between income tax benefit expected at the U.S. federal statutory tax rates of 21.00% (for 2021, 2020 and 2019) and the reported income tax expense are summarized as follows:

	2021	2020	2019
Loss Before Income Tax Expense	$(39,869)	$(6,542)	$(12,667)
Income tax benefit at federal statutory rates	(8,372)	(1,372)	(2,660)
State and local income taxes	(3,634)	(79)	(471)
Valuation allowances	24,391	1,649	2,924
Change in fair value of redeemable convertible preferred stock tranche obligation	—	(194)	293
Executive compensation	8,690	—	—
Change in fair value of Merger warrants liability	(6,874)	—	—
Change in fair value of earnout shares	(13,987)	—	—
Other	(204)	6	(75)
Total Income Tax Expense	$10	$10	$11
Effective Tax Rate	(0.03)%	(0.15)%	(0.09)%

Income tax returns are filed in the U.S., including multiple state jurisdictions, and are subject to examination by tax authorities in the jurisdictions where the Company operates. The Company has open tax years from 2018 to 2021, although tax years dating back to 2011 remain open up to the tax attribute amounts carried forward for future use. The Company has determined that it does not have any unrecognized tax benefits or obligations as of December 31, 2021 and 2020.
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Numerator:
Net Loss	$(39,879)	$(6,552)	$(12,678)
Denominator:
Weighted average common shares outstanding, basic and diluted	110,574,519	58,621,042	56,475,860
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.36)	$(0.11)	$(0.22)

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Public warrants	10,185,774	—	—
Private warrants	6,074,310	—	—
Earnout RSUs	630,810	—	—
Earnout shares	6,945,732	—	—
Convertible notes payable	—	3,556,335	2,876,492
Historic warrants	—	777,265	699,025
Stock options outstanding to purchase shares of common stock	6,665,801	5,532,863	4,416,762
Unvested RSUs	597,139	—	—
Total	31,099,566	9,866,463	7,992,279
Note 20 — Concentrations
The suppliers that accounted for 10% or more of the Company’s vehicle purchases are presented as follows:

	Total vehicle purchases from vendor to total vehicle purchases for the year ended December 31,
Vendor	2021	2020	2019
Vendor A	24%	33%	—%
Vendor B	11%	—%	—%
Vendor C	10%	—%	—%
Vendor D	—%	13%	12%
Vendor A is a corporate vehicle sourcing partner. Typically, we purchase the vehicles from our corporate vehicle sourcing partners at the time of sale to a retail customer.
For the periods ended December 31, 2021 and 2020, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Related Party Transactions

Certain warranties sold beginning January 1, 2019 are serviced by a company owned by Endurance Dealer Services LLC, which is owned by TRP, a major stockholder. When a customer selects a warranty from Endurance, we earn a commission based on the actual price paid or financed when the customer enters into the contract at which point we recognize finance and insurance revenue.
The amount of revenue recognized from transactions with Endurance, net of contracts entered into by customers and subsequently cancelled, was $4,335, $2,574, and $1,743 for the years ended December 31, 2021, 2020, and 2019, respectively. The amount due to Endurance was $268 and $0 as of December 31, 2021 and 2020, respectively.

Additionally, prior to the closing of the Merger, Former CarLotz incurred monthly management fees payable to TRP. The management fee expenses are reflected as Management Fee Expense — Related Party on the Consolidated Statements of Operations.

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Note 22 — Subsequent Events

CEO Transition

The Board has appointed Lev Peker as the Company’s Chief Executive Officer and a member of the Board of Directors, effective as of April 18, 2022. Pursuant to the Separation Agreement (as defined below), Michael Bor will cease to be the Company’s Chief Executive Officer and a member of the Board of Directors effective as of March 16, 2022 (the “Separation Date”). Luis Ignacio Solorzano Aizpuru, who has served as a member of the Board since 2018 and is a member of the Compensation and Nominating and Corporate Governance committees, has replaced Mr. Bor as Chairman of the Board. Until April 18, 2022 when Mr. Bor’s replacement, Mr. Lev Peker, is in place, the Board has established an executive committee comprised of the Company’s Chief Financial Officer, General Counsel and Chief Operating Officer, which will report to Mr. Solorzano as Chairman of the Board.

In connection with Mr. Bor’s separation, he entered into a separation and release agreement with the Company (the “Separation Agreement”). Under the Separation Agreement, and consistent with the terms of his existing employment agreement and equity award agreements, Mr. Bor will receive the following payment and benefits as of the Separation Date: (i) an amount equal to his annual base salary, payable in installments over 12 months; (ii) continued coverage of health and welfare benefits for 12 months; (iii) accelerated vesting of 32,054 of his stock options (which amount was scheduled to otherwise vest within 12 months of the Separation Date, and which shall remain exercisable for three months following termination), and (iv) accelerated vesting of 22,026 RSUs (which amount was scheduled to otherwise vest within 12 months of the Separation Date). The foregoing payments and benefits are subject to Mr. Bor’s continued employment through the Separation Date, continued compliance with certain restrictive covenants, and entry into a release of claims in favor of the Company. The Separation Agreement also provides for Mr. Bor to continue to provide services to the Company as a consultant for 12 months, earning an annual fee of $300,000.

Lev Peker will become the Company’s Chief Executive Officer and a member of the Board, effective as of April 18, 2022. Mr. Peker will serve as a Class III director for a term expiring at the 2023 annual meeting of stockholders. Mr. Peker, age 40, brings many years of management experience to the Company. Prior to joining the Company, Mr. Peker served as Chief Executive Officer and director of CarParts.com, Inc., an online provider of automotive parts, from January 2019 to March 2022. Mr. Peker previously served as the Chief Marketing Officer of Adorama Camera, Inc., an online retailer of consumer electronics, from August 2015 to December 2018. Prior to that time, he was the Senior Director and General Manager of eCommerce Strategy and Operations of Sears Holding Corporation, an integrated retailer providing merchandise and related services, from August 2014 to July 2015. From April 2008 to July 2014, Mr. Peker served in various roles at CarParts.com, Inc. (formerly known as U.S. Auto Parts Network, Inc.), including as Vice President and General Manager of Online Marketplaces from June 2013 to July 2014, as Director and General Manager of Online Marketplaces from March 2009 to June 2013, and as Manager of Financial Planning and Analysis from April 2008 to March 2009. Mr. Peker holds a BS degree in Accounting from the University of Southern California and an MBA in Marketing and Strategy from the University of California, Los Angeles.

The Company and Mr. Peker have entered into an employment agreement, dated March 12, 2022 in connection with his appointment as Chief Executive Officer of the Company (the “Employment Agreement”), effective as of April 18, 2022 (the “Start Date”). The Employment Agreement provides for a three-year term, with automatic 12-month renewals unless either party provides 90 days’ notice not to renew. Under the Employment Agreement, Mr. Peker will receive: (i) an annual base salary of $600,000, (ii) a sign-on bonus of $900,000, subject to Mr. Peker’s continued employment through the first anniversary of the Start Date, (iii) a first year annual bonus with a target value of $900,000 payable based on performance for the period from the Start Date to the first anniversary of the Start Date, (iv) an annual performance-based bonus with a target value of 150% of Mr. Peker’s annual base salary and a maximum value of 300% of Mr. Peker’s annual base salary for each calendar year of the employment term beginning in 2023, (v) a 2022 annual equity award of 680,000 RSUs, vesting, subject to Mr. Peker’s continued employment through the applicable vesting date, in equal annual installments over four years, (vi) a sign-on time-based equity award of 2,820,000 RSUs to compensate Mr. Peker for time-based equity awards forfeited from his former employer, vesting, subject to Mr. Peker’s continued employment through the applicable vesting date, in various installments through 2025 that are intended to approximate the vesting schedule of his forfeited equity and (vii) a sign-on performance equity award of 3,500,000 performance RSUs to compensate Mr. Peker for time-based equity awards forfeited from his former employer. The sign-on performance equity award will vest, subject to Mr. Peker’s continued employment through the applicable vesting date, as follows: (x) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $4.00 (threshold); (y) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $8.00 (target); and (z) one-third of the shares will vest on the first day the Company’s stock achieves a 20 trading-day volume weighted average price of $12.00 (maximum).

CarLotz, Inc. and Subsidiaries — Notes to Consolidated Financial Statements
(In thousands, except share data)
Mr. Peker will also be eligible to participate in the Company’s health and other benefit plans and to receive future customary equity award grants.

The Employment Agreement provides that in the event of a termination without “Cause”, or a resignation for “Good Reason” (both as defined in the Employment Agreement) not in connection with a change in control, and conditional on Mr. Peker signing a general release of claims and complying with certain restrictive covenants, Mr. Peker will be entitled to receive: (i) 12 months of then base salary, payable in installments, (ii) his sign-on bonus, if not already paid, (iii) a prorated portion of his first-year annual bonus, if not already paid, as well as a prorated portion of his annual bonus, (iv) accelerated vesting of any equity awards scheduled to vest within 12 months following the termination date (other than any awards based on performance-vesting conditions) and (v) up to 12 months of continuing health benefits. In the event that Mr. Peker is terminated without “Cause”, or resigns for “Good Reason” in connection with a change in control, he will receive the payments and benefits referenced in (i) through (v) above, as well as accelerated vesting of all outstanding unvested equity awards, including those based on performance-vesting conditions, which will vest based on actual performance on the date of termination, and an additional amount equal to his target annual bonus, payable in installments over the 12 months following the termination date.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of the consolidated financial statements of Former CarLotz as of December 31, 2019 and 2018 and for the years in the three year period ended December 31, 2019, and which is still being remediated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, our management identified deficiencies which constitute material weaknesses in our internal control over financial reporting. Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control Over Financial Reporting

Control Environment

We did not maintain an effective control environment to enable the identification and mitigation of risks of material misstatement, either individually or in the aggregate, based on the criteria established in the COSO Framework relating to the lack of sufficient accounting and financial reporting resources to address internal control over financial reporting.

Specifically, we did not attract, develop and retain accounting and financial resources commensurate with the size and complexity of our organization to support the oversight of processes and procedures in applying internal control over financial reporting to adequately prevent or detect accounting errors.

Control Activities

We did not design and implement effective control activities to enable the identification and mitigation of risks of material misstatement, either individually or in the aggregate, based on the criteria established by the COSO Framework. We have identified deficiencies in the principles associated with the control activities component of the COSO Framework relating to our: (i) inability to appropriately and timely reconcile account balances to detect accounting errors and evaluate balances for completeness and accuracy, (ii) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives.

The following deficiencies in control activities, among others, contributed to accounting errors or the potential for there to have been accounting errors that are material to the financial statements:

•Lack of sufficient resources within the accounting and financial reporting department to review for the completeness and accuracy of source data supporting account reconciliations.
•Inadequate segregation of duties.
•Inadequate general information technology controls in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes.

Remediation Efforts to Address Material Weaknesses

Remediation of the identified material weaknesses and strengthening of our internal control environment will require a substantial effort throughout 2022 and beyond as necessary. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we have taken steps to address the material weaknesses, our current information technology systems have limited automated capabilities which create manual processes that require the time of our accounting and financial reporting resources. We are creating more streamlined and efficient accounting processes to allow the accounting and financial reporting resources to effectively operate the controls that we have designed and implemented.

We are designing and implementing controls to establish and maintain appropriate segregation of duties, formalize accounting policies and controls around user access and change management and evaluating options for a new ERP system.

We will also continue to attract, develop and retain competent management to ensure oversight of our processes and procedures in applying internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

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

The information concerning our executive officers required by this Item 10 is contained under the caption “Information about our Executive Officers” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 11. Executive Compensation

Refer to Part III, Item 10 for information on Mr. Bor’s resignation and separation agreement and Mr. Peker’s employment agreement.

The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2022 Annual Meeting and such information will be incorporated by reference herein.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

ITEM 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Detroit MI, Auditor Firm ID: 34.

The Information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

PART IV

Exhibit Index
Item 15.      Exhibits and Financial Statement Schedules

(a) Financial Statements

The information required by this item is contained under Item 8 of this Annual Report Form 10-K.

(b) Financial Statements Schedules: Schedule II - Valuation and Qualifying Accounts

	Balance at beginning of the period	Bad debt expense	Write-offs	Balance at the end of period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2021	67	731	(498)	300
Year ended December 31, 2020	27	44	(4)	67
Year ended December 31, 2019	41	44	(58)	27

All other financial statement schedules are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements

(c) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2020, by and among Acamar Partners Acquisition Corp., Acamar Partners Sub, Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on October 22, 2020)

2.1.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2020, by and among Acamar Partners Acquisition Corp., Acamar Partners Sub, Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on December 16, 2020

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252993), filed with the SEC on February 11, 2021)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

4.1
Warrant Agreement, dated February 21, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on February 26, 2019)

4.2	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A (File No. 333-249723), filed with the SEC on December 16, 2020

4.3	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4/A (File No. 333-249723), filed with the SEC on December 16, 2020

4.4	Description of the Securities of CarLotz, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.1
Registration Rights and Lock-Up Agreement among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021

Exhibit No.	Description
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on October 22, 2020)

10.3
Stockholders Agreement, dated as of January 21, 2021, by and among TRP Capital Partners, LP, Acamar Partners Sponsor I LLC, Michael W. Bor and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.4†
Amended and Restated Executive Employment Agreement, dated September 18, 2017, between CarLotz, Inc. and Michael W. Bor (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.5†
Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Michael W. Bor (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.6†
Letter Agreement, dated October 16, 2017, between CarLotz, Inc. and John W. Foley II (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.7†
Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and John W. Foley II (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.8†
Letter Agreement, dated January 1, 2015, between CarLotz, Inc. and Daniel A. Valerian (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.9†
Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Daniel A. Valerian (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A (File No. 333-249723) filed by the Registrant on December 16, 2020).

10.10†
Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Rebecca C. Polak (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.11†
Employment Agreement, dated as of December 11, 2020, between CarLotz, Inc. and Thomas W. Stoltz (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.12†	2020 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.13†
Form of 2020 Incentive Award Plan RSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4/A (Form No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.14†
Form of 2020 Incentive Award Plan Option Award Agreement (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.15†
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.16+
Demand Promissory Note and Security Agreement, dated January 22, 2016, between CarLotz, Inc. and Automotive Finance Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.16.1
Amendment to Demand Promissory Note and Security Agreement, dated January 25, 2019, between CarLotz, Inc. and Automotive Finance Corporation (incorporated by reference to Exhibit 10.21.1 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

Exhibit No.	Description

10.17†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-38818) filed with the SEC on May 10, 2021

10.18†
CarLotz, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.18.1†
Amendment to CarLotz, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.25.1 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.19†
CarLotz, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.20†
Form of 2011 CarLotz Stock Incentive Plan Agreement (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.21†
Form of 2017 CarLotz Stock Option Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4/A (File No. 333-249723) filed with the SEC by Acamar Partners Acquisition Corp. on December 16, 2020).

10.22+
Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.22.1
Addendum to Inventory Financing and Security Agreement, dated April 7, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz Group, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s Form POS AM (File No. 333-252993), filed with the SEC on May 25, 2021)

10.23
Addendum to Inventory Financing and Security Agreement, dated March 10, 2021, by and among Ally Bank, Ally Financial Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.24†	CarLotz, Inc. Short-term Incentive Program (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File No. 001-38818), filed with the SEC on March 15, 2021)

10.25†*	Separation and Release Agreement, dated March 14, 2022, between Michael Bor and CarLotz, Inc.

10.26†*	Employment Agreement, dated March 12, 2022, between Lev Peker and CarLotz, Inc.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
*    Filed herewith
†     Indicates a management contract or compensatory plan or arrangement.
+     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

Item 16.      Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarLotz, Inc.

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: March 15, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Stoltz and Rebecca C. Polak, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Bor	Chief Executive Officer (Principal Executive Officer)	March 15, 2022
Michael W. Bor

/s/ Thomas W. Stoltz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Thomas W. Stoltz

/s/ Luis Ignacio Solorzano Aizpuru	Chairman of the Board	March 15, 2022
Luis Ignacio Solorzano Aizpuru

/s/ David R. Mitchell	Director	March 15, 2022
David R. Mitchell

/s/ Kimberly H. Sheehy	Director	March 15, 2022
Kimberly H. Sheehy

/s/ Steven G. Carrel	Director	March 15, 2022
Steven G. Carrel

/s/ James E. Skinner	Director	March 15, 2022
James E. Skinner

/s/ Linda B. Abraham	Director	March 15, 2022
Linda B. Abraham

/s/ Sarah M. Kauss	Director	March 15, 2022
Sarah M. Kauss