Form 10-Q
period 2022-03-31
CarLotz, Inc.
filed 2022-05-09
CIK 1759008

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-38818
CarLotz, Inc.
(Exact name of registrant as specified in its charter)

Delaware			83-2456129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3301 W. Moore Street	Richmond	Virginia	23230
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (804) 510-0744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	LOTZ	The Nasdaq Global Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	LOTZW	The Nasdaq Global Market
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

The registrant had outstanding 114,218,814 shares of common stock as of May 6, 2022.

TABLE OF CONTENTS
CarLotz, Inc.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CarLotz, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$75,328	$75,029
Restricted cash	4,011	4,336
Marketable securities – at fair value	74,109	116,589
Accounts receivable, net	6,922	8,206
Inventories	46,095	40,985
Other current assets	10,741	4,705
Total Current Assets	217,206	249,850
Marketable securities – at fair value	971	1,941
Property and equipment, net	13,042	22,628
Capitalized website and internal-use software costs, net	13,385	13,716
Operating lease assets	49,608	—
Finance lease assets, net	11,811	—
Lease vehicles, net	2,223	1,596
Other assets	553	558
Total Assets	$308,799	$290,289
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current portion of finance lease liabilities	$560	$509
Floor plan notes payable	22,052	27,815
Accounts payable	7,914	6,352
Accrued expenses	14,369	14,428
Current portion of operating lease liabilities	6,810	—
Other current liabilities	662	754
Total Current Liabilities	52,367	49,858
Finance lease liabilities, less current portion	12,080	12,206
Operating lease liabilities, less current portion	45,076	—
Earnout shares liability	3,650	7,679
Merger warrants liability	4,691	6,291
Other liabilities	651	744
Total Liabilities	118,515	76,778
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 114,111,796 and 113,996,401 shares issued and outstanding at March 31, 2022 and December 31, 2021	11	11
Additional paid-in capital	289,191	287,509
Accumulated deficit	(98,752)	(73,916)
Accumulated other comprehensive (loss) income	(166)	(93)
Total Stockholders’ Equity (Deficit)	190,284	213,511
Total Liabilities and Stockholders’ Equity (Deficit)	$308,799	$290,289
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Retail vehicle sales	$50,588	$50,383
Wholesale vehicle sales	8,575	4,568
Finance and insurance, net	3,705	1,554
Lease income, net	146	107
Total Revenues	63,014	56,612
Cost of sales (exclusive of depreciation)	60,936	54,604
Gross Profit	2,078	2,008
Operating Expenses:
Selling, general and administrative	27,674	18,873
Stock-based compensation expense	1,684	41,963
Depreciation and amortization expense	1,789	383
Management fee expense – related party	—	2
Total Operating Expenses	31,147	61,221
Loss from Operations	(29,069)	(59,213)
Interest expense	617	175
Other Income, net
Change in fair value of Merger warrants liability	1,600	12,358
Change in fair value of earnout shares	4,029	31,846
Other income (expense)	(779)	162
Total Other Income, net	4,850	44,366
Loss Before Income Tax Expense	(24,836)	(15,022)
Income tax expense	—	—
Net Loss	$(24,836)	$(15,022)
Net Loss per Share, basic and diluted	$(0.22)	$(0.15)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	114,054,597	100,817,385

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(24,836)	$(15,022)
Other Comprehensive (Loss), net of tax:
Unrealized (losses) gains on marketable securities arising during the period	(73)	(131)
Tax effect	—	—
Unrealized (losses) gains on marketable securities arising during the period, net of tax	(73)	(131)
Reclassification adjustment for realized losses	—	—
Tax effect	—	—
Reclassification adjustment for realized losses, net of tax	—	—
Other Comprehensive (Loss), net of tax	(73)	(131)
Total Comprehensive (Loss)	$(24,909)	$(15,153)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	$—	113,996,401	$11	$287,509	$(73,916)	$(93)	$213,511
Net loss	—	—	—	—	—	(24,836)	—	(24,836)
Other comprehensive income, net of tax	—	—	—	—	—	—	(73)	(73)
Cashless exercise of options	—	—	44,424	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,684	—	—	1,684
Issuance of common stock to settle vested restricted stock units	—	—	70,971	—	(2)	—	—	(2)
Balance March 31, 2022	—	$—	114,111,796	$11	$289,191	$(98,752)	$(166)	$190,284

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities
Net loss	$(24,836)	$(15,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization – property, equipment, ROU assets and capitalized software	4,097	105
Amortization and accretion - marketable securities	440	238
Depreciation – lease vehicles	85	15
Loss on marketable securities	—	—
Provision for doubtful accounts	(30)	—
Stock-based compensation expense	1,684	41,963
Change in fair value of Merger warrants liability	(1,600)	(12,358)
Change in fair value of earnout shares	(4,029)	(31,846)
Change in Operating Assets and Liabilities:
Accounts receivable	1,314	(5,192)
Inventories	(5,110)	1,991
Other current assets	(6,036)	(5,868)
Other assets	5	(3,038)
Accounts payable	1,562	3,140
Accrued expenses	975	6,187
Accrued expenses – related party	—	(229)
Other current liabilities	(92)	559
Other liabilities	(93)	(245)
Net Cash Used in Operating Activities	(31,664)	(19,600)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,091)	(586)
Capitalized website and internal-use software costs	(611)	(1,154)
Purchase of marketable securities	(21,974)	(217,689)
Proceeds from sales of marketable securities	64,917	59
Purchase of lease vehicles	(712)	—
Net Cash (Used in) Provided by Investing Activities	37,529	(219,370)
Cash Flows from Financing Activities
Payments made on finance leases	(126)	—
PIPE issuance	—	125,000
Merger financing	—	309,999
Payment made on accrued dividends	—	(4,853)
Payments to existing shareholders of Former CarLotz	—	(62,693)
Transaction costs and advisory fees	—	(47,579)
Payments made on cash considerations associated with stock options	—	(2,465)
Repayment of Paycheck Protection Program loan	—	(1,749)
Payments made on note payable	—	(3,000)
Payments on floor plan notes payable	(41,728)	(11,150)
Borrowings on floor plan notes payable	35,965	9,236
See notes to condensed consolidated financial statements.

Payments made for tax on equity award transactions	(2)	—
Net Cash (Used in) Provided by Financing Activities	(5,891)	310,746
Net Change in Cash and Cash Equivalents Including Restricted Cash	(26)	71,776
Cash and cash equivalents and restricted cash, beginning	79,365	2,813
Cash and cash equivalents and restricted cash, ending	$79,339	$74,589
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$615	$402
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$—	$100
KAR/AFC exercise of stock warrants	—	(144)
KAR/AFC conversion of notes payable	—	(3,625)
Convertible redeemable preferred stock tranche obligation expiration	—	(2,832)
Capitalized website and internal use software costs accrued	—	(1,400)

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
Subsidiary Operations
CarLotz, Inc. owns 100% of CarLotz Group, Inc. (a Delaware corporation), which owns 100% of CarLotz, Inc. (an Illinois corporation), CarLotz Nevada, LLC (a Delaware LLC), CarLotz California, LLC (a California LLC), CarLotz Logistics, LLC (a Delaware LLC), Orange Grove Fleet Solutions, LLC (a Virginia LLC), Orange Peel Protection Reinsurance Co. Ltd. (a Turks and Caicos Islands, British West Indies company) and Orange Peel LLC (a Virginia LLC), which owns 100% of Orange Peel Reinsurance, Ltd. (a Turks and Caicos Islands, British West Indies company).

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

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Former CarLotz was effected through the merger of Merger Sub with and into Former CarLotz with Former CarLotz continuing as the surviving company. Notwithstanding the legal form of the Merger pursuant to the Merger Agreement, the Merger is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Under this method of accounting, CarLotz is treated as the acquired company and Former CarLotz is treated as the acquiror for financial statement reporting and accounting purposes.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
As a result of Former CarLotz being the accounting acquirer, the financial reports filed with the U.S. Securities and Exchange Commission (“SEC”) by the Company subsequent to the Merger are prepared “as if” Former CarLotz is the predecessor and legal successor to the Company. The historical operations of Former CarLotz are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Former CarLotz prior to the Merger, (ii) the combined results of the Company and Former CarLotz following the Merger on January 21, 2021, (iii) the assets and liabilities of Former CarLotz at their historical cost and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of Former CarLotz in connection with the Merger is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Merger transaction consistent with the treatment of the transaction as a reverse recapitalization of Former CarLotz.

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for those related to recent accounting pronouncements adopted in the current fiscal year.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.
Note 2 — Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.
During the three months ended March 31, 2022, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein related to the adoption of Leases Topic 842.
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
Restricted Cash
As of March 31, 2022 and December 31, 2021, restricted cash included approximately $4,011 and $4,336, respectively. The restricted cash is legally and contractually restricted as collateral for lines of credit, including floorplan, and for the payment of claims on the reinsurance companies.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $3,154 and $2,526 for the three months ended March 31, 2022 and 2021, respectively.
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
We adopted ASC 842 for the year beginning January 1, 2022 using the modified retrospective transition approach applied at the beginning of the period of adoption, which did not result in a cumulative-effect adjustment to retained earnings. Comparative periods presented in the financial statements continue to be presented in accordance with ASC 840. As permitted under the standard, we have elected the package of practical expedients for the transition to ASC 842, under which we did not reassess our prior conclusions regarding lease identification, lease classification, or initial direct costs for contracts existing as of the transition date. We have also elected to apply the following practical expedients for contracts existing as of the transition date and all new contracts after our adoption of ASC 842: 1) recognizing lease expense on a straight-line basis over the lease term for leases with a term of 12 months or less and not recognizing them on the balance sheet and 2) accounting for lease and non-lease components for all asset classes as a combined single unit of account. We have not elected the practical expedient related to all land easements nor the hindsight practical expedient.
The adoption of ASC 842 resulted in the recognition of $50.5 million of operating lease assets, which included an adjustment for deferred rent, and $52.6 million of operating lease liabilities on our opening consolidated balance sheet. We have

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
implemented new business processes, accounting policies, systems and internal controls as part of adopting the new standard. See Note 14 for additional information on leases.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard on its financial statements.
Note 3 — Merger

On the Closing Date, the Company consummated the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020, by and among the Company, Merger Sub and Former CarLotz, as amended by Amendment No. 1, dated December 16, 2020, by and among the Company, Merger Sub and Former CarLotz.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Former CarLotz was effected through the merger of Merger Sub with and into Former CarLotz with Former CarLotz surviving as the surviving company.
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acamar Partners was treated as the “acquired” company for financial reporting purposes (See Note 1 - Description of the Business). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former CarLotz issuing stock for the net assets of Acamar Partners, accompanied by a recapitalization.
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

Merger warrants

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the three months ended March 31, 2022. There has been no change in outstanding stock warrants since the Merger.

March 31, 2022
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
Before the contingency is met, the earnout shares will be classified as a liability under the FASB’s Accounting Standards Codification (“ASC”) Topic 815, so changes in the fair value of the earnout shares in future periods will be recognized in the condensed consolidated statement of operations. The estimated fair value of the liability is determined by using a Monte-Carlo simulation model.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Three Months Ended March 31, 2022
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$50,588	$—	$50,588
Wholesale vehicle sales	8,575	—	8,575
Finance and insurance, net	$3,705	$—	$3,705
Lease income, net	—	146	146
Total Revenues	$62,868	$146	$63,014

	Three Months Ended March 31, 2021
	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$50,383	$—	$50,383
Wholesale vehicle sales	4,568	—	4,568
Finance and insurance, net	$1,554	$—	$1,554
Lease income, net	—	107	107
Total Revenues	$56,505	$107	$56,612
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	Three Months Ended March 31,
	2022	2021
Retail vehicles:
Retail vehicle sales	$50,588	$50,383
Retail vehicle cost of sales	52,415	48,917
Gross Profit – Retail Vehicles	$(1,827)	$1,466
Wholesale vehicles:
Wholesale vehicle sales	$8,575	$4,568
Wholesale vehicle cost of sales	8,521	5,687
Gross Profit – Wholesale Vehicles	$54	$(1,119)
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
Note 5 — Marketable Securities
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	30,216	2	(114)	30,104
Municipal bonds	21,990	5	(40)	21,955
Commercial paper	19,997	—	—	19,997
Foreign governments	2,491	2	(21)	2,472
Total Fixed Maturity Debt Securities	$74,694	$9	$(175)	$74,528

	December 31, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	57,460	—	(72)	57,388
Municipal bonds	28,325	5	(10)	28,320
Commercial paper	19,989	—	—	19,989
Foreign governments	12,291	2	(18)	12,275
Total Fixed Maturity Debt Securities	$118,065	$7	$(100)	$117,972

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The amortized cost and fair value of the Company’s fixed maturity debt securities as of March 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$73,667	$73,557
Due after one year through five years	731	694
Due after five years through ten years	296	277
Total	$74,694	$74,528

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of March 31, 2022 and December 31, 2021:

		March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,890	$(98)	$209	$(16)	$30,099	$(114)
Municipal bonds	19,289	(32)	133	(8)	19,422	(40)
Foreign governments	2,236	(18)	117	(3)	2,353	(21)
Total Fixed Maturity Debt Securities	$51,415	$(148)	$459	$(27)	$51,874	$(175)

		December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$56,902	$(69)	$376	$(3)	$57,278	$(72)
Municipal bonds	$19,945	$(7)	$340	$(3)	$20,285	$(10)
Foreign governments	$12,152	$(18)	$—	$—	$12,152	$(18)
Total Fixed Maturity Debt Securities	$88,999	$(94)	$716	$(6)	$89,715	$(100)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of March 31, 2022, the Company’s fixed maturity portfolio had 16 securities with gross unrealized losses totaling $27 that had been in loss positions in excess of 12 months and 99 securities with gross unrealized losses totaling $148 that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $21, or 0.7% of its amortized cost. As of December 31, 2021, the Company’s fixed maturity portfolio had 23 securities with gross unrealized losses totaling $(6) that had been in loss positions in excess of 12 months and 106 securities with gross unrealized losses totaling $(94) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $12 (actual), or 0.4% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Cost	Fair Value
Equity securities	$430	$552

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	December 31, 2021
	Cost	Fair Value
Equity securities	$432	$558
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the three months ended March 31, 2022 and 2021 consisted of the following:

	March 31, 2022
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$64,911	$—	$—	$—
Equity securities	—	—	—	—
Total Marketable Securities	$64,911	$—	$—	$—

	March 31, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$59	$—	$—	$—
Equity securities	—	—	—	—
Total Marketable Securities	$59	$—	$—	$—
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of March 31, 2022 and December 31, 2021, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	552	—	—	552
Fixed maturity debt securities, including cash equivalents	—	118,347	—	118,347
Total Assets	$552	$118,347	$—	$118,899
Liabilities:
Merger warrants liability	2,939	1,752	—	4,691
Earnout shares liability	—	—	3,650	3,650
Total Liabilities	$2,939	$1,752	$3,650	$8,341

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	558	—	—	558
Fixed maturity debt securities	—	135,346	—	135,346
Total Assets	$558	$135,346	$—	$135,904
Liabilities:
Merger warrants liability	$3,941	$2,350	$—	$6,291
Earnout shares liability	—	—	7,679	7,679
Total Liabilities	$3,941	$2,350	$7,679	$13,970

Money market funds consist of highly liquid investments with original maturities of three months or less and classified in restricted cash in the accompanying condensed consolidated balance sheets.
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the three months ended March 31, 2022 and 2021.
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the three months ended March 31, 2022 and 2021:

	January 1, 2022	Issuances	Settlements	Change in fair value	March 31, 2022
Earnout shares	7,679	—	—	(4,029)	3,650
Total	$7,679	$—	$—	$(4,029)	$3,650

	January 1, 2021	Issuances	Settlements	Change in fair value	March 31, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144		(144)	—	—
Earnout shares	—	74,284	—	(31,846)	42,438
Total	$2,976	$74,284	$(2,976)	$(31,846)	$42,438

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	March 31, 2022	March 31, 2021
Expected volatility	85.00%	80.00%
Starting stock price	$1.37	$7.13
Expected term (in years)	3.7 years	4.70 years
Risk-free interest rate	2.44%	0.87%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with Automotive Finance Corporation (“AFC”). In June 2021, the Company expanded the floor plan credit facility by $10,000 to a total of $40,000. The carrying value of the Ally Financial floor plan notes payable outstanding as of March 31, 2022 approximates fair value due to its variable interest rate determined to approximate current market rates.
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	March 31, 2022	December 31, 2021
Contracts in transit	$6,117	$7,836
Trade	1	386
Finance commission	593	284
Other	481	—
Total	7,192	8,506
Allowance for doubtful accounts	(270)	(300)
Total Accounts Receivable, net	$6,922	$8,206
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	March 31, 2022	December 31, 2021
Used vehicles	$45,846	$40,739
Parts	249	246
Total	$46,095	$40,985
Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility, which was expanded to $40,000 in the second quarter of 2021, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of March 31, 2022 was 3.50%.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	March 31, 2022	December 31, 2021
Capital lease assets	—	12,566
Leasehold improvements	8,030	4,628
Furniture, fixtures and equipment	7,570	7,993
Corporate vehicles	138	158
Total property and equipment	15,738	25,345
Less: accumulated depreciation	(2,696)	(2,609)
Less: impairment	—	(108)
Property and Equipment, net	$13,042	$22,628
Depreciation expense for property and equipment was approximately $584 and $105 for the three months ended March 31, 2022 and 2021, respectively.

Note 10 — Other Assets
The following table summarizes other assets as of:

	March 31, 2022	December 31, 2021
Other Current Assets:
Lease receivable, net	$29	$29
Deferred acquisition costs	40	46
Prepaid expenses	10,133	3,664
Interest receivable	539	966
Total Other Current Assets	$10,741	$4,705
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	30	35
Security deposits	507	507
Total Other Assets	$553	$558
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	March 31, 2022	December 31, 2021
Capital lease obligation	$—	$12,715
Finance lease liabilities	$12,640	$—
	12,640	12,715
Current portion of long-term debt	—	(509)
Current portion of finance lease liabilities	(560)	—
Long-term Debt	$12,080	$12,206

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
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	March 31, 2022	December 31, 2021
License and title fees	$784	$903
Payroll and bonuses	4,564	2,047
Deferred rent	—	1,636
Technology	1,120	1,127
Inventory	3,612	2,542
Other	4,289	6,173
Total Accrued Expenses	$14,369	$14,428
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	March 31, 2022	December 31, 2021
Other Liabilities, Current
Unearned insurance premiums	$662	$754
Other Liabilities
Unearned insurance premiums	530	622
Other long-term liabilities	121	122
Other Liabilities, Long-term	$651	$744
Note 14 — Leases
The Company leases its operating facilities from various third parties under non-cancelable operating and finance leases. The leases require various monthly rental payments ranging from approximately $3 to $70, with various ending dates through September 2036. The initial term for real property leases is typically 5 to 15 years. Most leases include one or more options to

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
renew, with renewal terms that can extend the lease term from 1 to 5 years or more. We include options to renew (or terminate) in our lease term, and as part of our right-of-use ("ROU") assets and lease liabilities, when it is reasonably certain that we will exercise that option. ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in operating lease amounts on the balance sheet.
The Company also leases vehicles from a third party under noncancelable operating leases and leases these same vehicles to end customers with similar lease terms, with the exception of the interest rate. The leases require various monthly rental payments from the Company ranging from $229 to $2,356 (actual) with various ending dates through March 2027. The initial term for vehicle leases is typically 36 to 72 months. Most leases do not include an option to renew. The lease payments are generally fixed throughout the term and any variable lease payments (non-recurring maintenance, taxes, registration) are not included in the measurement of the ROU asset and lease liability.
As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We have elected the practical expedient on not separating lease components from non-lease components. All leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

Three Months Ended March 31, 2022
Operating lease cost (1)	$2,435
Finance lease cost:
Depreciation of lease assets	263
Interest on lease liabilities	287
Total finance lease cost	550
Total lease cost	2,985
(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

	Classification	As of March 31, 2022
Assets:
Operating lease assets		49,608
Finance lease assets		11,811
Total lease assets		61,419
Liabilities:
Current:
Current portion of operating lease liabilities		6,810
Current portion of finance lease liabilities		560
Long-term:
Operating leases, less current portion		45,076
Finance leases, less current portion		12,080
Total lease liabilities		64,526
(1) Finance lease assets are recorded net of accumulated depreciation of $755 as of March 31, 2022.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of March 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	8.01 years
Finance leases	11.92 years

Weighted Average Discount Rate
Operating leases	5.87%
Finance leases	10.01%

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,308
Operating cash flows from finance leases	287
Financing cash flows from finance leases	126

Lease assets obtained in exchange for lease obligation
Operating leases	51,916
Finance leases	—

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Maturities of lease liabilities were as follows:

	As of March 31, 2022
	Operating Leases (1)	Finance Leases (1)
Fiscal 2022, remaining	7,118	1,281
Fiscal 2023	9,268	1,669
Fiscal 2024	8,518	1,694
Fiscal 2025	7,887	1,721
Fiscal 2026	6,875	1,766
Thereafter	26,074	14,322
Total lease payments	65,740	22,453
Less: interest	(13,854)	(9,813)
Present value of lease liabilities	51,886	12,640
(1) There are no legally binding minimum lease payments for leases signed but not yet commenced excluded from the table.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and under the previous lease accounting standard, the following is a table of facility lease commitments due for the next five years, and thereafter, as of December 31, 2021:

	Total Per Year	Total Capital Leases
2022	$6,788	$1,643
2023	6,931	1,669
2024	6,657	1,695
2025	6,832	1,721
2026	5,884	1,766
Thereafter	23,715	14,322
Total	$56,807	$22,816
Less: amount representing interest		(10,101)
Present value of minimum lease payments		12,715
Less: current obligation		(509)
Long-term obligations under capital lease		$12,206
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
On March 4, 2022, Lead Plaintiff Berger and Additional Plaintiff Bailey filed a Second Amended Complaint against CarLotz, various directors and officers of CarLotz, Acamar, various directors of Acamar, and Acamar Partners Sponsor I LLC, purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Second Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Second Amended Complaint seeks a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper. Defendants’ deadline to move, answer, or otherwise respond to the Second Amended Complaint is May 16, 2022.
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

On February 14, 2022, the parties filed a stipulation and proposed scheduling order, pursuant to which Plaintiff will file an amended complaint by April 1, 2022, Defendants will answer or otherwise respond to the amended complaint within 30 days of the filing of the amended complaint, and the parties shall meet and confer on conduct of further proceedings within 7 days of the filing of the amended complaint. On February 15, 2022, the Court so-ordered the parties’ proposed schedule. On April 1, 2022, Plaintiff filed an amended complaint asserting derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste, and unjust enrichment.

On March 31, 2022, purported CarLotz stockholder Mohammad Osman filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the District of Delaware against certain officers and directors of CarLotz. See Osman v. Bor, et al., 22-cv-0431 (D. Del.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b), 20(a), and 21D of the Exchange Act, breach of fiduciary duty and unjust enrichment. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses, and other relief.

On April 13, 2022, Plaintiff in the Cardoza matter moved to consolidate Cardoza and Osman and to be appointed lead plaintiff. On April 27, 2022, Plaintiff in the Osman action cross-moved to consolidate Cardoza and Osman and to be appointed lead plaintiff. The motions remain pending.
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
Share-based compensation expense was recorded for the three months ended March 31, 2022 and 2021 of approximately $1,684 and $41,963, respectively.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the three months ended March 31, 2022 and 2021 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2021)	1,260,328	$0.56
Granted	—	—
Exercised	(50,964)	0.32
Forfeited	—	—
Balance (March 31, 2022)	1,209,364	0.57
Vested (as of March 31, 2022)	1,209,364	$0.57

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (March 31, 2021)	1,515,146	0.58
Vested (as of March 31, 2021)	1,515,146	$0.58
The following summarizes certain information about stock options vested and expected to vest as of March 31, 2022 related to the 2011 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,209,364	0.42 years	$0.57
Exercisable	1,209,364	0.42 years	$0.57
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of March 31, 2022 was $0.80.

The terms of the 2017 Stock Option Plan provide for vesting upon certain market and performance conditions, including achieving certain triggering events, including specified levels of return on investment upon a sale of the Company. Because the 2017 Stock Option Plan has a market-based vesting condition, an open-form valuation model was used to value the options. All

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
stock options related to the 2017 Stock Option Plan have an exercise price of $0.92 per share. All stock options related to the 2017 Stock Option Plan expire 10 years after the grant date, which ranges from March 2028 to August 2030.

A summary of activity for the three months ended March 31, 2022 and 2021 for the 2017 Stock Option Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	3,936,176	$0.92
Granted	—	—
Exercised	(6,371)	$0.92
Forfeited	(19,111)	0.92
Balance (March 31, 2022)	3,910,694	$0.92
Vested (as of March 31, 2022)	3,631,681	$0.92

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (March 31, 2021)	3,961,658	$0.92

The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted eight employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. At the time of modification, these options resulted in $186 of cash consideration and $4,500 of share based compensation that will be recognized over the service period of four years. For the three months ended March 31, 2022, $249 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of March 31, 2022 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,910,694	7.30 years	$0.92
Exercisable	3,631,681	7.21 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of March 31, 2022 was $0.45.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.6 - 4.8 years
Risk-free interest rate	0.32% - 0.45%
The options associated with the 2020 Incentive Award Plan vest over a service period of three to four years. A summary of activity for the three months ended March 31, 2022 and 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	1,469,297	$11.12
Granted	1,573,361	$1.68
Forfeited	(74,626)	$10.47
Balance (March 31, 2022)	2,968,032	$6.13
Exercisable	388,691	$11.34

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,409,401	11.35
Forfeited	—	—
Balance (March 31, 2021)	1,409,401	$11.35
The grant date fair value of the options granted in the three months ended March 31, 2022 was $1.17. For the three months ended March 31, 2022, $908 of share based compensation was recognized. As of March 31, 2022, there was approximately $8,609 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2022 related to the 2020 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	2,968,032	9.20 years	$6.13
Exercisable	388,691	7.27 years	$11.34

The aggregate intrinsic value for options outstanding and options exercisable as of March 31, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

The inputs used for the 2020 Incentive Award Plan options were as follows for the three months ended March 31, 2022:

Balance (Expected volatility)	80%
Expected dividend yield	—%
Expected term (in years)	6 years
Risk-free interest rate	2.20%
The restricted shares associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the three months ended March 31, 2022 for the restricted shares associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2021)	597,739	$5.57
Granted	1,235,437	$1.68
Forfeited	(54,208)	$5.56
Vested (as of March 31, 2022)	(71,273)	$5.69
Balance (March 31, 2022)	1,707,695	$2.75
The grant date fair value of the restricted shares granted in the three months ended March 31, 2022 was $1.68. For the three months ended March 31, 2022, $527 of share based compensation cost was recognized. As of March 31, 2022, there was approximately $1,454 of unrecognized compensation cost that vests over a service period of four years, approximately $2,047 of unrecognized compensation cost that vests over a service period of three years, and $164 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the 2020 Stock Incentive Award Plan.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the three months ended March 31, 2022 and 2021 for the RSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2021)	621,200	$10.70
Granted	—	—
Forfeited	(141,350)	10.70
Balance (March 31, 2022)	479,850	$10.70

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (March 31, 2021)	640,421	$10.70
During the three months ended March 31, 2022, the Company recognized no stock-based compensation cost related to the RSUs. As of March 31, 2022, there was no additional unrecognized compensation cost related to the Earnout RSUs.

The inputs used to value the Earnout RSUs were as follows at January 21, 2021:

Expected volatility	80.00%
Starting stock price	$11.31
Expected term (in years)	5 years
Risk-free interest rate	0.45%
Earnout hurdle	$12.50-$15.00
Note 18 — Income Taxes
During the three months ended March 31, 2022, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through March 31, 2022 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of March 31, 2022 and December 31, 2021, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2022 and December 31, 2021.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(24,836)	$(15,022)
Denominator:
Weighted average common shares outstanding, basic and diluted	114,054,597	100,817,385
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.22)	$(0.15)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three months ended March 31, 2022 and 2021:

	2022	2021
Public warrants	10,185,774	10,185,774
Private warrants	6,074,310	6,074,310
Earnout RSUs	479,850	640,421
Earnout shares	6,945,732	6,945,732
Convertible notes payable	—	—
Historic warrants	—	—
Stock options outstanding to purchase shares of common stock	8,088,090	6,886,205
Unvested RSUs	1,707,695	—
Total	33,481,451	30,732,442
Note 20 — Concentrations
The suppliers that accounted for 10% or more of the Company’s vehicle purchases are presented as follows:

	Total purchases from vendor to total vehicle purchases for the three months ended March 31,
Vendor	2022	2021
Vendor A	20%	62%
Vendor B	—%	—%
Vendor A is a corporate vehicle sourcing partner. Typically, we purchase the vehicles from our corporate vehicle sourcing partners at the time of sale to a retail customer.
For the periods ended March 31, 2022 and 2021, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Subsequent Events
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 9, 2022, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on March 15, 2022. Unless the context otherwise requires, references to “we”, “us”, “our” and the “Company” are intended to mean the business and operations of CarLotz, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Such statements, including statements regarding our ability to: manage our business through and following the COVID-19 pandemic and the related semi-conductor chip and labor shortages; achieve revenue growth and profitability in the future; innovate and expand our technological capabilities; effectively optimize our reconditioning operations; grow existing vehicle sourcing accounts and key vehicle channels; add new corporate vehicle sourcing accounts and increase consumer sourcing; have sufficient and suitable inventory for resale; increase our service offerings and price optimization; effectively promote our brand and increase brand awareness; expand our product offerings and introduce additional products and services; improve future operating and financial results; acquire and protect intellectual property; attract, train and retain key personnel, including sales and customer service personnel; acquire and integrate other companies and technologies; remediate material weaknesses in internal control over financial reporting; comply with laws and regulations applicable to our business; successfully defend litigation; and successfully deploy the proceeds from the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc., and CarLotz Group, Inc. (f/k/a CarLotz, Inc.), pursuant to which Acamar Partners Sub, Inc. merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of CarLotz, Inc. (the “Merger”), are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2022, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Website and Social Media Disclosure

We use our website (https://www.carlotz.com/) and various social media channels as a means of disclosing information about the Company and its products to its customers, investors and the public (e.g., @CarLotz411 on Twitter, CarLotz on YouTube, and CarLotz on LinkedIn). The information on our website (or any webpages referenced in this Quarterly Report on Form 10-Q) or posted on social media channels is not part of this or any other report that the Company files with, or furnishes to, the SEC. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
Founded in 2011, CarLotz currently operates twenty-two retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Southwest, Midwest, West and Pacific Northwest regions of the United States. Our current facilities are located in Alabama, California, Colorado, Georgia, Florida, Illinois, North Carolina, Tennessee, Texas, Virginia and Washington State. Generally, our hubs act as both physical showrooms with retail sales and as consignment centers where we can source, process and recondition newly acquired vehicles. With the aim of improving our operating and financial results, we are planning to pause our real estate growth efforts in 2022, except for one hub which we may open in 2022.

Business Update

During the three months ended March 31, 2022, the continuing semi-conductor chip shortage, COVID-related supply chain issues constraining supply of new vehicles and an elevated vehicle wholesale pricing environment relative to historic levels has reduced the incremental value we may deliver to our corporate vehicle sourcing partners via Retail Remarketing™, at times making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. Supply of used vehicles from our corporate vehicle sourcing partners has been severely constrained by the lack of new vehicle supply due to the semi-conductor chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

During the three months ended March 31, 2022, some of our inventory was less profitable than expected and was held for sale longer than desired. As a result, our retail gross profit was negatively impacted in the first quarter of 2022 by lower front-end profits on owned vehicles as well as processing center inefficiencies, and we expect gross profit to be under pressure until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. At March 31, 2022, non-competitively sourced vehicles (i.e. vehicles sourced other than from auctions) represented approximately 69% of our vehicle inventory, as compared to 75% at March 31, 2021. As part of our goal to increase non-competitively sourced vehicles, our strategy is to increase our consignments from our sourcing partners and consumer acquired vehicles and reduce our reliance on sourcing via wholesale auction.

During the three months ended March 31, 2022, we experienced a decrease in retail unit sales and revenue compared to same period in 2021. Hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue, and gross profit. Also, we experienced a weaker retail GPU performance for the three months ended March 31, 2022 compared to the same period in 2021, due to both sourcing constraints and reconditioning inefficiency. We did not experience the uptick in sales that typically occurs late in the first calendar quarter of each year in our industry, primarily due to market dynamics related to the continuing semi-conductor chip shortage, inventory constraints and COVID-related supply chain issues as well as a fall in consumer sentiment given rising interest rates, inflation, and the economic impact of the war in Ukraine.

For the three months ended March 31, 2022, the corporate vehicle sourcing partner which accounted for 68% and 31% of our sold vehicles in the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, accounted for 24% of our sold vehicles. We cannot currently predict the ultimate volume and profitability of any sourced vehicles from this partner.

As inventory levels increased and we moved through the quarter, we decreased our purchasing of vehicles through wholesale auctions as we increased our sourcing of non-competitively sourced vehicles. At March 31, 2022, consigned vehicles represented approximately 34% of our vehicle inventory.
Revenue Generation
CarLotz generates a significant majority of its revenue from contracts with retail customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Customers also may trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. CarLotz also generates revenue from providing retail vehicle buyers with third-party options for financing, insurance, extended warranties, and other vehicle protection products, which CarLotz either marks up or earns commissions based on our customers’ purchases. Since we do not control these products before they are transferred to the consumer, we recognize net commission revenue at the time of sale.
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

Our revenue for the three months ended March 31, 2022 and 2021 was $63.0 million and $56.6 million, respectively.
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

We generally charge our retail sellers and some corporate vehicle sourcing partners a flat fee for our consignment services. In addition to our flat fee model, we also enter into alternative fee arrangements, such as profit sharing programs or programs with fees based on a return above a wholesale index. The profit sharing programs generally include arrangements where we share a percentage of vehicle sale profits and, in some cases, fees with our corporate sourcing partners. The programs with fees based on a return above a wholesale index generally include a payment above the wholesale price. Under these alternative fee arrangements, our gross profit for a particular unit could be higher or lower than the gross profit per unit we would realize under our flat fee pricing model depending on, among other things, the unit’s sale price, shipping and reconditioning costs, and fees we are able to charge in connection with the sale. We do not have long-term contracts with any of our corporate vehicle sourcing partners and, under arrangements with them, they are not required to make vehicles available to us. For these and other reasons, our volume and mix of vehicles from our corporate vehicle sourcing partners has fluctuated in the past and will continue to fluctuate over time. In addition, our gross profit per unit has fluctuated in the past and is likely to fluctuate from period to period, perhaps significantly, due to, among other reasons, our mix of competitively sourced and non-competitively sourced inventory, and the sales prices and fees we are able to collect on the vehicles.

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
Factors Affecting our Performance
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and is likely to continue to do so until the market normalizes. To address the reduction from this supply source, we have sourced a higher percentage of our vehicles through wholesale auction channels than we have historically. Because we are purchasing these vehicles in a competitive environment and paying auction fees, there is greater risk to the Company that the margin between the cost of the vehicle and the selling price will be compressed, and, in turn, will result in reduced gross profit and retail GPU, which we expect to continue until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate.

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
Further Penetration of Existing Accounts and Key Vehicle Channels
We believe that we can benefit from volume with existing corporate vehicle sourcing partners. Many of our existing sourcing partners still sell only a small percentage of their volumes through the retail channel. As Retail Remarketing™ continues to develop as a more established alternative and as CarLotz expands to serve buyers and sellers in its markets, we believe we can grow our existing commercial seller accounts, after the supply of new vehicles returns to normal.

Seasonality
Used vehicle sales generally experience seasonality with sales typically peaking late in the first calendar quarter of each year and diminishing through the rest of the year, with the lowest relative level of vehicle sales expected to occur in the fourth calendar quarter. Used vehicle prices also exhibit seasonality, with used vehicle prices declining at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year, all other factors being equal. Because of the market dynamics related to the continuing semi-conductor chip shortage and COVID-related supply chain issues constraining supply, we have not seen the typical seasonality related to used vehicle volume and prices.

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

	Three Months Ended March 31,
	2022	2021
Retail vehicles sold	2,270	2,554
Number of hubs	22	11
Average monthly unique visitors	257,022	178,783
Vehicles available for sale	2,184	1,581
Retail gross profit per unit	$827	$1,182
Percentage of unit sales sourced non-competitively(1)	65%	99%
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
Percentage of unit sales non-competitively sourced

We define percentage of unit sales sourced non-competitively as the percentage derived by dividing the number of vehicles sold during the period that were sourced non-competitively (i.e., number of vehicles sourced other than from auctions) divided by the total number of vehicles sold during the period. The percentage of unit sales sourced non-competitively dropped in the first quarter of 2022 due to the low supply of vehicles available from our corporate vehicle sourcing accounts as a result of the chip shortage.
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
Lease Income, net
Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors, as well as revenue (net of depreciation and other costs to maintain the vehicles) earned on our owned vehicles leased to B2B lease customers.
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
Depreciation and Amortization
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of 15 years or the underlying lease terms for leasehold improvements, one to five years for equipment, furniture and fixtures, and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to B2B customers is calculated using the straight-line over the estimated useful life and is included as a charge to Lease income, net. Amortization of capitalized website and internal-use software costs is computed using the straight-line method over 3 years. Amortization of operating lease right-of-use assets is rent expense, included in selling, general, and administrative expenses.
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

Results of Operations
The following table presents our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Revenues:
Retail vehicle sales	$50,588	$50,383
Wholesale vehicle sales	8,575	4,568
Finance and insurance, net	3,705	1,554
Lease income, net	146	107
Total Revenues	63,014	56,612
Cost of sales (exclusive of depreciation)	60,936	54,604
Gross Profit	2,078	2,008
Operating Expenses:
Selling, general and administrative	27,674	18,873
Stock based compensation expense	1,684	41,963
Depreciation and amortization expense	1,789	383
Management fee expense – related party	—	2
Total Operating Expenses	31,147	61,221
Loss from Operations	(29,069)	(59,213)
Interest expense	617	175
Other Income (Expense), net
Change in fair value of Merger warrants liability	1,600	12,358
Change in fair value of earnout provision	4,029	31,846
Other (expense) income	(779)	162
Total Other Income, net	4,850	44,366
Loss Before Income Tax Expense	(24,836)	(15,022)
Income tax expense	—	—
Net Loss	$(24,836)	$(15,022)
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
Lease Income, net:   Lease income, net represents revenue earned on the spread between the interest rate on leases we enter into with our B2B lease customers and the related leases we enter into with third party lessors, as well as revenue (net of depreciation and other costs to maintain the vehicles) earned on our owned vehicles leased to B2B lease customers.

Three Months Ended March 31, 2022 and 2021
The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$50,588	$50,383	0.4%
Wholesale vehicle sales	8,575	4,568	87.7%
Finance and insurance, net	3,705	1,554	138.4%
Lease income, net	146	107	36.4%
Total revenues	63,014	56,612	11.3%
Cost of sales:
Retail vehicle cost of sales	52,415	48,917	7.2%
Wholesale vehicle cost of sales	8,521	5,687	49.8%
Total cost of sales	$60,936	$54,604	11.6%
Gross profit:
Retail vehicle gross profit (loss)	$(1,827)	$1,466	(224.6)%
Wholesale vehicle gross profit (loss)	54	(1,119)	104.8%
Finance and insurance gross profit	3,705	1,554	138.4%
Lease income, net	146	107	36.4%
Total gross profit	$2,078	$2,008	3.5%
Retail gross profit per unit(1):
Retail vehicle gross profit (loss)	(1,827)	1,466	(224.6)%
Finance and insurance gross profit	3,705	1,554	138.4%
Total retail vehicle and finance and insurance gross profit	1,878	3,020	(37.8)%
Retail vehicle unit sales	2,270	2,554	(11.1)%
Retail vehicle gross profit per unit	$827	$1,182	(30.0)%
______________
(1)Gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.
Retail Vehicle Sales
Retail vehicle sales revenue increased by $0.2 million, or 0.4%, to $50.6 million during the three months ended March 31, 2022, from $50.4 million in the comparable period in 2021. The increase was primarily driven by an increase in average sale price per unit of $2,631, to $21,875 that was offset by a decrease in retail vehicle unit sales to 2,270 retail vehicles in the three months ended March 31, 2022, compared to 2,554 retail vehicles in the comparable period in 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $4.0 million, or 87.7%, to $8.6 million during the three months ended March 31, 2022, from $4.6 million in the comparable period in 2021. The increase was primarily due to an increased average selling price of the wholesale vehicles sold, combined with an increase in wholesale vehicle unit sales.
Finance and Insurance (F&I)
F&I revenue increased by $2.1 million, or 138.4%, to $3.7 million during the three months ended March 31, 2022, from $1.6 million in the comparable period in 2021. This increase in F&I revenue was driven by higher penetration of contract sales per unit sold and higher profit per contract.

Lease Income, net
Lease income, net was $0.1 million during the three months ended March 31, 2022 and 2021.
Cost of Sales
Cost of sales increased by $6.3 million, or 11.6%, to $60.9 million during the three months ended March 31, 2022, from $54.6 million in the comparable period in 2021. The increase was due to an increased average acquisition price of the vehicles we sold in that period.
Retail Vehicle Gross Profit
Retail vehicle gross profit (loss) decreased by $(3.3) million, or (224.6)%, to $(1.8) million during the three months ended March 31, 2022, from $1.5 million in the comparable period in 2021. The decrease in retail gross profit for the three months ended March 31, 2022 resulted from a decrease in front-end margin per unit compared to the same period in 2021, driven by decreased front-end margins due to a combination of elevated acquisition prices of inventory primarily sourced through auction towards the end of prior year and the lowering of retail prices relative to the acquisition costs as the inventory matured. Additionally, as a result of adjusting the carrying value of inventory to the lower of cost or net realizable value, gross profit decreased by $(0.1) million, reducing retail gross profit per unit by $48, for the three months ended March 31, 2022.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit (loss) increased by $1.2 million, to $0.1 million during the three months ended March 31, 2022, from $(1.1) million in the comparable period in 2021. The increase was primarily due to a decrease in the number of delisted consignment units compared to the same period in 2021.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Compensation and benefits(1)	$10,798	$6,856
Marketing	3,154	2,526
Technology	1,535	2,925
Accounting and legal	2,065	2,819
Insurance	2,236	1,336
Occupancy	3,291	1,032
Other costs(2)	4,595	1,379
Total selling, general and administrative expenses	$27,674	$18,873

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
Selling, general and administrative expenses increased by $8.8 million, to $27.7 million during the three months ended March 31, 2022, from $18.9 million in the comparable period in 2021. Costs related to the expansion of the Company since the prior year period increased $5.6 million, primarily due to insurance, occupancy and vehicle listing costs. Compensation and benefits increased $3.9 million due to increased corporate headcount and new hub openings. Marketing expense increased $0.6 million in connection with marketing higher levels of inventory online and our national expansion, and technology expense decreased $(1.4) million due to elevated costs in the prior year quarter when the Company began website enhancements.
Non-GAAP Financial Measures
To supplement the interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we also present the following non-GAAP measures: EBITDA, Adjusted EBITDA and Adjusted retail GPU. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net loss attributable to common stockholders and Adjusted retail GPU to retail gross profit per unit for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net Loss	$(24,836)	$(15,022)
Adjusted to exclude the following:
Interest expense	617	175
Income tax expense	—	—
Depreciation and amortization expense	1,789	383
EBITDA	$(22,430)	$(14,464)
Other expense	779	(162)
Stock compensation expense	1,684	41,963
Management fee expense - related party	—	2
Change in fair value of warrants liability	(1,600)	(12,358)
Change in fair value of earnout provision	(4,029)	(31,846)
Adjusted EBITDA	$(25,596)	$(16,865)

	Three Months Ended March 31,
	2022	2021	Change	Change
Adjusted retail gross profit per unit(1):
Retail vehicle gross profit	$(1,827)	$1,466	$(3,293)	(225)%
Finance and insurance gross profit	3,705	1,554	2,151	138%
Total retail gross profit	1,878	3,020	(1,142)	(38)%
Change in inventory reserve(2)	109	—	109	100%
Total adjusted retail gross profit	1,987	3,020	(1,033)	(34)%
Retail vehicle units sold	2,270	2,554	(284)	(11)%
Retail vehicle adjusted gross profit per unit	$875	$1,182	$(307)	(26)%

(1)Adjusted gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, excluding any cost of sales associated with recording existing inventory to net realizable value, each of which is divided by the total number of retail vehicles sold in the period.
(2)The change in inventory reserve represents the impact on the Condensed Consolidated Statements of Operations related to the adjustment for lower of cost or net realizable value of inventory in the period.
Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our interim unaudited condensed consolidated financial statements). In connection with the Merger, pursuant to subscription agreements dated October 21, 2020 by and between Acamar Partners Acquisition Corp. (“Acamar Partners”) and certain strategic and accredited investors (the “PIPE Investors”), with respect to a private placement of shares of Acamar Partners Class A common stock, the Company issued and sold 12.5 million shares of Acamar Partners Class A common stock to the PIPE Investors at a price per share of $10.00 and an aggregate purchase price of $125.0 million.

Since inception, we have generally operated at a loss for most periods. As of March 31, 2022, we had cash and cash equivalents, restricted cash and short-term marketable securities of $153.4 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations for at least the next 12 months. We expect to continue to operate at a loss until we bring our hubs to maturity, achieve scale and are able to leverage our operating costs. Our hubs opened in 2021 have not been ramping to expected results and consequently have not provided the expected contribution to unit sales, revenue and gross profit. We may also seek additional funds as needed through alternative sources of liquidity, including equity or debt financings or other arrangements. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June 2021, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of March 31, 2022, we had $22.1 million principal outstanding under the Ally Facility, primarily from increased sourcing through vehicle purchases.
Under the Ally Facility, the Company is subject to financial covenants that require the Company to maintain at least 10% of the credit line in cash and cash equivalents, to maintain at least 10% of the credit line on deposit with Ally Bank and to maintain a minimum tangible net worth of $90 million calculated in accordance with U.S. GAAP.
Advances under the Ally Facility bear interest at a per annum rate designated from time to time by the Lender determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. The interest rate is currently the prime rate plus 2.50% per annum, or 6%. Advances under the Ally Facility, if not demanded earlier, are due and payable for each vehicle financed under the Ally Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Ally Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, our obligation to pay upon demand any outstanding liabilities of the Ally Facility), the Lender may, at its option and without notice to us, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to the Lender and its affiliates by us and our affiliates.
The Ally Facility is secured by a grant of a security interest in certain vehicle inventory and other assets of the Company.
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our interim unaudited condensed consolidated financial statements.
Cash Flows — Three Months Ended March 31, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash (used in) operating activities	$(31,664)	$(19,600)
Net cash provided by (used in) investing activities	37,529	(219,370)
Net cash provided by (used in) financing activities	(5,891)	310,746
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $(31.7) million, primarily driven by net loss of $(24.8) million adjusted for non-cash charges of $0.6 million and net changes in our operating assets and liabilities of $(7.5) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(5.6) million, offset by depreciation and amortization of $4.1 million and stock compensation of $1.7 million. The changes in operating assets and liabilities were primarily driven by an increase in inventories $(5.1) million and an increase other current assets of $(6.0) million, partially offset by an increase in accrued expenses of $1.0 million, an increase in accounts payable of $1.6 million, and a decrease in accounts receivable of $1.3 million.
For the three months ended March 31, 2021, net cash used in operating activities was $(19.6) million, primarily driven by net loss of $(15.0) million adjusted for non-cash charges of $(1.9) million and net changes in our operating assets and liabilities of $(2.7) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $44.2 million, partially offset by an increase in stock compensation of $(42.0) million. The changes in operating assets and liabilities were primarily driven by an increase in other current assets of $5.9 million, an increase in accounts receivable of $5.2 million, and an increase in other long-term assets of $3.0 million, partially offset by an increase in accrued expenses of $(5.9) million, an increase in accounts payable of $(3.1) million, and a decrease in inventories of $(2.0) million.
Investing Activities
For the three months ended March 31, 2022, net cash provided by investing activities was $37.5 million, primarily driven by sales and maturities of marketable securities of $64.9 million and partially offset by the purchase of property and equipment of $(4.1) million and purchases of marketable securities of $(22.0) million.
For the three months ended March 31, 2021, net cash used in investing activities was $(219.5) million, primarily driven by purchases of marketable securities of $(217.7) million and the purchase of property and equipment of $(1.7) million.
Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was $(5.9) million, primarily driven by payments on floor plan notes payable of $(41.7) million, partially offset by borrowings on the floor plan facility of $36.0 million.

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

Material Contractual Obligations
The Company had contractual obligations as of March 31, 2022 that are material to an assessment of the Company’s short- and long-term cash requirements. As of March 31, 2022, the Company has total outstanding debt of $22.1 million under the floorplan facility, which represents the principal amount outstanding due to the uncertainty of forecasting the timing of expected variable interest rate payments. Borrowings under the floorplan facility are payable when the underlying vehicle is sold, which is expected to be in 2022.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our interim unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

For information on critical accounting policies, see “Critical Accounting Policy and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed with the SEC on March 15, 2022.

There have been no changes to our critical accounting policies during the three months ended March 31, 2022.
Recently Issued and Adopted Accounting Pronouncements

See the section titled “Recently Issued Accounting Pronouncements” in Note 2 in the “Notes to Condensed Consolidated Financial Statements” in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of March 31, 2022, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
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
We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The Wall Street Journal plus 2.50% per annum and, as of March 31, 2022, the prime rate as published in The Wall Street Journal was 3.5%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of March 31, 2022, we had total outstanding debt of $22.1 million under the floor plan facility.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2021 and 2020 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

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

Control Activities

We did not design and implement effective control activities to enable the identification and mitigation of risks of material misstatement, either individually or in the aggregate, based on the criteria established by the COSO Framework. We have identified deficiencies in the principles associated with the control activities component of the COSO Framework relating to our: (i) inability to appropriately and timely reconcile account balances to detect accounting errors and evaluate balances for completeness and accuracy, and (ii) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 15 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the additional risk factor included below as well as the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Global Market (“Nasdaq”), and we are required to satisfy the continued listing requirements of Nasdaq to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. Although we are currently in compliance with the continued listing requirements of Nasdaq, there can be no assurance that we will be able to maintain compliance in the future.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from Nasdaq, our common stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. Delisting from Nasdaq would cause us to pursue eligibility for trading of our common stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our common stock, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our common stock more difficult.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

Use of social media platforms, user review and recommendation websites and other forms of online communications provides individuals with access to a broad audience of consumers and other interested persons and increases the speed with which information and opinions can be shared. Regardless of their accuracy, negative posts or communications regarding our marketplace may be posted on social media platforms at any time and could quickly proliferate, which may harm our brand, reputation or business. The harm may be immediate, without affording us an opportunity for redress or correction. If we fail to mitigate any misinformation or negative information, including information spread through social media channels, it could have a material adverse effect on our business, sales and results of operations.

We also use social media platforms as marketing tools or as channels to disseminate information. For example, the Company and its executive officers maintain Facebook, Instagram, YouTube, Twitter, LinkedIn, and other social media accounts, where certain information that may be relevant to customers and investors is disseminated. Our reputation or brand could be adversely impacted by, among other things, customer perceptions of our use of social media or customer perceptions of statements on social media platforms made by us, our employees or other third parties. In addition, as laws and regulations rapidly evolve to govern the use of these platforms, any failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

10.1†
Separation and Release Agreement, dated March 14, 2022, between Michael Bor and CarLotz, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on March 15, 2022)

10.2†
Employment Agreement, dated March 12, 2022, between Lev Peker and CarLotz, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on March 15, 2022)

10.3†
Employment Agreement, dated March 19, 2022, between Ozan Kaya and CarLotz, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on March 31, 2022)

10.4†
Separation and Release Agreement, dated April 8, 2022, between John Foley and CarLotz, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on April 11, 2022)

10.5*†	Separation and Release Agreement, dated April 1, 2022, between Daniel Valerian and CarLotz, Inc.

10.5.1*†	Amendment to Separation and Release Agreement, dated May 5, 2022, between Daniel Valerian and CarLotz, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document and included in Exhibit 101)
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

Date: May 9, 2022