Form 10-Q
period 2022-06-30
CarLotz, Inc.
filed 2022-08-09
CIK 1759008

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 114,707,700 shares of common stock as of August 8, 2022.

TABLE OF CONTENTS
CarLotz, Inc.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CarLotz, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$70,022	$75,029
Restricted cash	4,021	4,336
Marketable securities – at fair value	54,105	116,589
Accounts receivable, net	10,012	8,206
Inventories	31,893	40,985
Other current assets	7,684	4,705
Operating and finance lease assets, property, and equipment held for sale	28,526	—
Total Current Assets	206,263	249,850
Marketable securities – at fair value	848	1,941
Property and equipment, net	7,044	22,628
Capitalized website and internal-use software costs, net	12,918	13,716
Operating lease assets	22,235	—
Finance lease assets, net	2,803	—
Lease vehicles, net	2,598	1,596
Other assets	538	558
Total Assets	$255,247	$290,289
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current portion of finance lease liabilities	$90	$509
Floor plan notes payable	15,689	27,815
Accounts payable	3,926	6,352
Accrued expenses	14,114	14,428
Current portion of operating lease liabilities	4,445	—
Other current liabilities	580	754
Operating and finance lease liabilities associated with assets held for sale	30,122	—
Total Current Liabilities	68,966	49,858
Finance lease liabilities, less current portion	4,216	12,206
Operating lease liabilities, less current portion	22,336	—
Earnout shares liability	1,063	7,679
Merger warrants liability	1,478	6,291
Other liabilities	579	744
Total Liabilities	98,638	76,778
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 114,479,662 and 113,996,401 shares issued and outstanding at June 30, 2022 and December 31, 2021	11	11
Additional paid-in capital	290,398	287,509
Accumulated deficit	(133,657)	(73,916)
Accumulated other comprehensive loss	(143)	(93)
Total Stockholders’ Equity (Deficit)	156,609	213,511
Total Liabilities and Stockholders’ Equity (Deficit)	$255,247	$290,289

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Retail vehicle sales	$59,211	$44,230	$109,799	$94,613
Wholesale vehicle sales	13,949	4,660	22,524	9,228
Finance and insurance, net	3,196	1,780	6,900	3,334
Lease income, net	137	98	283	205
Total Revenues	76,493	50,768	139,506	107,380
Cost of sales (exclusive of depreciation)	75,011	46,586	135,947	101,190
Gross Profit	1,482	4,182	3,559	6,190
Operating Expenses:
Selling, general and administrative	27,009	19,386	54,684	38,259
Stock-based compensation expense	1,141	3,704	2,825	45,667
Depreciation and amortization expense	2,359	95	4,147	478
Management fee expense – related party	—	—	—	2
Impairment expense	724	—	724	—
Restructuring expenses	10,731	—	10,731	—
Total Operating Expenses	41,964	23,185	73,111	84,406
Loss from Operations	(40,482)	(19,003)	(69,552)	(78,216)
Interest expense	594	184	1,210	359
Other Income, net
Change in fair value of Merger warrants liability	3,213	325	4,813	12,683
Change in fair value of earnout shares	2,587	12,210	6,616	44,056
Other income (expense)	371	(553)	(408)	(391)
Total Other Income, net	6,171	11,982	11,021	56,348
Loss Before Income Tax Expense	(34,905)	(7,205)	(59,741)	(22,227)
Income tax expense	—	—	—	—
Net Loss	$(34,905)	$(7,205)	$(59,741)	$(22,227)
Net Loss per Share, basic and diluted	$(0.31)	$(0.06)	$(0.52)	$(0.21)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	114,237,681	113,670,060	114,146,645	107,279,227

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(34,905)	$(7,205)	$(59,741)	$(22,227)
Other Comprehensive (Loss), net of tax:
Unrealized gains (losses) on marketable securities arising during the period	29	61	(44)	(70)
Tax effect	—	—	—	—
Unrealized gains (losses) on marketable securities arising during the period, net of tax	29	61	(44)	(70)
Reclassification adjustment for realized gains	(6)	(5)	(6)	(5)
Tax effect	—	—	—	—
Reclassification adjustment for realized gains, net of tax	(6)	(5)	(6)	(5)
Other Comprehensive Income (Loss), net of tax	23	56	(50)	(75)
Total Comprehensive (Loss)	$(34,882)	$(7,149)	$(59,791)	$(22,302)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2022 and 2021
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	$—	113,996,401	$11	$287,509	$(73,916)	$(93)	$213,511
Net loss	—	—	—	—	—	(24,836)	—	(24,836)
Other comprehensive income, net of tax	—	—	—	—	—	—	(73)	(73)
Cashless exercise of options	—	—	44,424	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,684	—	—	1,684
Issuance of common stock to settle vested restricted stock units	—	—	70,971	—	(2)	—	—	(2)
Balance March 31, 2022	—	$—	114,111,796	$11	$289,191	$(98,752)	$(166)	$190,284
Net loss	—	$—	—	$—	$—	$(34,905)	$—	$(34,905)
Other comprehensive income, net of tax	—	$—	—	$—	$—	$—	$23	$23
Exercise of options	—	$—	104,818	$—	$66	$—	$—	$66
Stock-based compensation	—	$—	—	$—	$1,141	$—	$—	$1,141
Issuance of common stock to settle vested restricted stock units	—	$—	263,048	$—	$—	$—	$—	$—
Balance June 30, 2022	—	$—	114,479,662	$11	$290,398	$(133,657)	$(143)	$156,609

See notes to condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108
Net loss	—	—	—	—	—	(7,205)	—	(7,205)
Other comprehensive income, net of tax	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	3,704	—	—	3,704
Balance June 30, 2021	—	$—	113,670,060	$11	$281,976	$(56,264)	$(60)	$225,663
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net loss	$(59,741)	$(22,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization – property, equipment, ROU assets and capitalized software	6,725	448
Impairment expense	724	—
Restructuring expenses	10,731	—
Amortization and accretion - marketable securities	752	788
Depreciation – lease vehicles	217	30
Provision for doubtful accounts	777	—
Stock-based compensation expense	2,825	45,667
Change in fair value of Merger warrants liability	(4,813)	(12,683)
Change in fair value of earnout shares	(6,616)	(44,056)
Change in Operating Assets and Liabilities:
Accounts receivable	(2,583)	(1,279)
Inventories	9,092	(36,117)
Other current assets	(2,979)	(5,466)
Other assets	20	(4,091)
Accounts payable	(2,426)	2,499
Accrued expenses	(161)	6,187
Accrued expenses – related party	—	(229)
Other current liabilities	(174)	447
Other liabilities	(166)	(582)
Net Cash Used in Operating Activities	(47,796)	(70,664)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,106)	(3,548)
Capitalized website and internal-use software costs	(1,734)	(6,601)
Purchase of marketable securities	(52,072)	(307,560)
Proceeds from sales of marketable securities	114,915	128,954
Purchase of lease vehicles	(1,220)	(344)
Net Cash Provided by (Used in) Investing Activities	54,783	(189,099)
Cash Flows from Financing Activities
Payments made on finance leases	(246)	(18)
Advance from holder of marketable securities	—	4,722
PIPE issuance	—	125,000
Merger financing	—	309,999
Payment made on accrued dividends	—	(4,853)
Payments to existing shareholders of Former CarLotz	—	(62,693)
Transaction costs and advisory fees	—	(47,579)
Payments made on cash considerations associated with stock options	—	(2,465)
Repayment of Paycheck Protection Program loan	—	(1,749)
Payments made on note payable	—	(3,000)
See notes to condensed consolidated financial statements.

Payments on floor plan notes payable	(82,394)	(29,056)
Borrowings on floor plan notes payable	70,268	52,444
Employee stock option exercise	66	—
Payments made for tax on equity award transactions	(3)	—
Net Cash (Used in) Provided by Financing Activities	(12,309)	340,752
Net Change in Cash and Cash Equivalents Including Restricted Cash	(5,322)	80,989
Cash and cash equivalents and restricted cash, beginning	79,365	2,813
Cash and cash equivalents and restricted cash, ending	$74,043	$83,802
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,163	$490
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$—	$150
KAR/AFC exercise of stock warrants	—	(144)
KAR/AFC conversion of notes payable	—	(3,625)
Convertible redeemable preferred stock tranche obligation expiration	—	(2,832)
Capitalized website and internal use software costs accrued	—	(3,488)
Purchases of property under capital lease obligation	(247)	(6,504)

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
The Company is a used vehicle consignment and Retail RemarketingTM company based in Richmond, Virginia. The Company operates an innovative and one-of-a-kind consumer and commercial used vehicle consignment and sales business model, with an online marketplace and 11 retail hub locations throughout the United States, including in Alabama, California, Colorado, Florida, Illinois, North Carolina, and Virginia.

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Restructuring

On June 21, 2022, we announced the closure of retail operations at 11 hub locations and determined not to commence retail operations at 3 unopened hub locations with executed lease agreements. The costs associated with the hub closures are classified as restructuring expenses. See Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale for further detail.
Note 2 — Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.
During the six months ended June 30, 2022, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein related to the adoption of Leases Topic 842.
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
Restricted Cash
As of June 30, 2022 and December 31, 2021, restricted cash included approximately $4,021 and $4,336, respectively. The restricted cash is legally and contractually restricted as collateral for lines of credit, including floorplan, and for the payment of claims on the reinsurance companies.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $5,546 and $6,432 for the six months ended June 30, 2022 and 2021, respectively.
Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s retail customer base.

Assets and Liabilities Held For Sale
As a result of the announced hub closures on June 21, 2022, the ROU and finance lease assets and liabilities associated with hub locations where the Company has or intends to assign the lease to a third-party (as opposed to subleasing to a third-party) are classified as held for sale. The fixed assets associated with all closed hub locations, to the extent they are not impaired, are also classified as held for sale.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard affected all entities that lease assets and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, was effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption was permitted.

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
The adoption of ASC 842 resulted in the recognition of $50.5 million of operating lease assets, which included an adjustment for deferred rent, and $52.6 million of operating lease liabilities on our opening consolidated balance sheet. We have implemented new business processes, accounting policies, systems and internal controls as part of adopting the new standard. See Note 14 for additional information on leases.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acamar Partners was treated as the “acquired” company for financial reporting purposes (See Note 1 —

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Description of the Business). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former CarLotz issuing stock for the net assets of Acamar Partners, accompanied by a recapitalization.
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

Merger warrants
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the six months ended June 30, 2022. There has been no change in outstanding stock warrants since the Merger.

June 30, 2022
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
The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$59,211	$—	$59,211	$109,799	$—	$109,799
Wholesale vehicle sales	13,949	—	13,949	22,524	—	22,524
Finance and insurance, net	$3,196	$—	$3,196	6,900	—	6,900
Lease income, net	—	137	137	—	283	283
Total Revenues	$76,356	$137	$76,493	$139,223	$283	$139,506

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$44,230	$—	$44,230	$94,613	$—	$94,613
Wholesale vehicle sales	4,660	—	4,660	9,228	—	9,228
Finance and insurance, net	$1,780	$—	$1,780	3,334	—	3,334
Lease income, net	—	98	98	—	205	205
Total Revenues	$50,670	$98	$50,768	$107,175	$205	$107,380
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail vehicles:
Retail vehicle sales	$59,211	$44,230	$109,799	$94,613
Retail vehicle cost of sales	59,502	41,641	111,917	90,558
Gross Profit – Retail Vehicles	$(291)	$2,589	$(2,118)	$4,055
Wholesale vehicles:
Wholesale vehicle sales	$13,949	$4,660	$22,524	$9,228
Wholesale vehicle cost of sales	15,509	4,945	24,030	10,632
Gross Profit – Wholesale Vehicles	$(1,560)	$(285)	$(1,506)	$(1,404)
Retail Vehicle Sales
The Company sells used vehicles to retail customers through its retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle.
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
Wholesale Vehicle Sales

Vehicles that do not meet the Company’s standards for retail vehicle sales, vehicles that did not sell through the retail channel within a reasonable period of time and vehicles that the Company determines offer greater financial benefit through the wholesale channel are sold through various wholesale methods. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales when the vehicle is sold at auction or directly to a wholesaler and title to the vehicle passes to the next owner. Additionally, the Company sold or will sell vehicles that were at the closed hub locations through the wholesale channel that may not have been sold through the wholesale channel if the hubs had remained open.
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
Note 5 — Marketable Securities
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	28,317	1	(98)	28,220
Municipal bonds	21,272	5	(26)	21,251
Commercial paper	4,368	—	—	4,368
Foreign governments	658	69	(94)	633
Total Fixed Maturity Debt Securities	$54,615	$75	$(218)	$54,472

	December 31, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	57,460	—	(72)	57,388
Municipal bonds	28,325	5	(10)	28,320
Commercial paper	19,989	—	—	19,989
Foreign governments	12,291	2	(18)	12,275
Total Fixed Maturity Debt Securities	$118,065	$7	$(100)	$117,972

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The amortized cost and fair value of the Company’s fixed maturity debt securities as of June 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$53,709	$53,627
Due after one year through five years	650	624
Due after five years through ten years	256	221
Total	$54,615	$54,472

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of June 30, 2022 and December 31, 2021:

		June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$28,057	$(73)	$163	$(23)	$28,220	$(96)
Municipal bonds	21,119	(17)	132	(9)	21,251	(26)
Commercial paper	4,368	0	—	—	4,368	0
Foreign governments	542	(67)	91	(29)	633	(96)
Total Fixed Maturity Debt Securities	$54,086	$(157)	$386	$(61)	$54,472	$(218)

		December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$56,902	$(69)	$376	$(3)	$57,278	$(72)
Municipal bonds	$19,945	$(7)	$340	$(3)	$20,285	$(10)
Foreign governments	$12,152	$(18)	$—	$—	$12,152	$(18)
Total Fixed Maturity Debt Securities	$88,999	$(94)	$716	$(6)	$89,715	$(100)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of June 30, 2022, the Company’s fixed maturity portfolio had 13 securities with gross unrealized losses totaling $(61) that had been in loss positions in excess of 12 months and 98 securities with gross unrealized losses totaling $(157) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $(43), or 68.6% of its amortized cost. As of December 31, 2021, the Company’s fixed maturity portfolio had 23 securities with gross unrealized losses totaling $(6) that had been in loss positions in excess of 12 months and 106 securities with gross unrealized losses totaling $(94) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $12 (actual), or 0.4% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Cost	Fair Value
Equity securities	$427	$481

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	December 31, 2021
	Cost	Fair Value
Equity securities	$432	$558
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the six months ended June 30, 2022 and 2021 consisted of the following:

	June 30, 2022
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$114,912	$6	$—	$6
Equity securities	3	—	—	—
Total Marketable Securities	$114,915	$6	$—	$6

	June 30, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$128,954	$7	$(2)	$5
Equity securities	—	—	—	—
Total Marketable Securities	$128,954	$7	$(2)	$5
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of June 30, 2022 and December 31, 2021, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	481	—	—	481
Fixed maturity debt securities, including cash equivalents	—	88,119	—	88,119
Total Assets	$481	$88,119	$—	$88,600
Liabilities:
Merger warrants liability	926	552	—	1,478
Earnout shares liability	—	—	1,063	1,063
Total Liabilities	$926	$552	$1,063	$2,541

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
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the six months ended June 30, 2022 and 2021.
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the six months ended June 30, 2022 and 2021:

	January 1, 2022	Issuances	Settlements	Change in fair value	June 30, 2022
Earnout shares	7,679	—	—	(6,616)	1,063
Total	$7,679	$—	$—	$(6,616)	$1,063

	January 1, 2021	Issuances	Settlements	Change in fair value	June 30, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144		(144)	—	—
Earnout shares	—	74,284	—	(44,056)	30,228
Total	$2,976	$74,284	$(2,976)	$(44,056)	$30,228

The fair value of the earnout shares was estimated by utilizing a Monte-Carlo simulation model. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	June 30, 2022	June 30, 2021
Expected volatility	120.00%	85.00%
Starting stock price	$0.39	$5.46
Expected term (in years)	3.6 years	4.60 years
Risk-free interest rate	3.00%	0.79%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility with Ally Financial. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with Automotive Finance Corporation (“AFC”). In June 2021, the Company expanded the floor plan credit facility by $10,000 to a total of $40,000. The carrying value of the Ally Financial floor plan notes payable outstanding as of June 30, 2022 approximates fair value due to its variable interest rate determined to approximate current market rates.
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	June 30, 2022	December 31, 2021
Contracts in transit	$8,598	$7,540
Trade	958	386
Finance commission	363	284
Other	1,170	296
Total	11,089	8,506
Allowance for doubtful accounts	(1,077)	(300)
Total Accounts Receivable, net	$10,012	$8,206
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	June 30, 2022	December 31, 2021
Used vehicles	$31,893	$40,739
Parts	—	246
Total	$31,893	$40,985
Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility, which was expanded to $40,000 in the second quarter of 2021, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of June 30, 2022 was 4.75%.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	June 30, 2022	December 31, 2021
Capital lease assets	—	12,566
Leasehold improvements	4,732	4,628
Furniture, fixtures and equipment	4,458	7,993
Corporate vehicles	90	158
Total property and equipment	9,280	25,345
Less: accumulated depreciation	(2,236)	(2,609)
Less: impairment	—	(108)
Property and Equipment, net	$7,044	$22,628
Depreciation expense for property and equipment was approximately $1,312 and $258 for the six months ended June 30, 2022 and 2021, respectively.

As a result of the hub closures on June 21, 2022, we classified $7,497 and $1,228 of gross property and equipment and accumulated depreciation, respectively, associated with property and equipment at the closed hub locations as held-for-sale. See Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale for further information regarding the property and equipment at the closed hub locations.
Note 10 — Other Assets
The following table summarizes other assets as of:

	June 30, 2022	December 31, 2021
Other Current Assets:
Lease receivable, net	$20	$29
Deferred acquisition costs	35	46
Prepaid expenses	6,841	3,664
Interest receivable	788	966
Total Other Current Assets	$7,684	$4,705
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	26	35
Security deposits	496	507
Total Other Assets	$538	$558

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	June 30, 2022	December 31, 2021
Capital lease obligation	$—	$12,715
Finance lease liabilities	$4,306	$—
	4,306	12,715
Current portion of long-term debt	—	(509)
Current portion of finance lease liabilities	(90)	—
Long-term Debt	$4,216	$12,206
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
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	June 30, 2022	December 31, 2021
License and title fees	$887	$903
Payroll and bonuses	5,135	2,047
Deferred rent	—	1,636
Technology	1,458	1,127
Inventory	2,709	2,542
Other	3,925	6,173
Total Accrued Expenses	$14,114	$14,428

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	June 30, 2022	December 31, 2021
Other Current Liabilities
Unearned insurance premiums	$580	$754
Other Liabilities
Unearned insurance premiums	451	622
Other long-term liabilities	128	122
Other Liabilities	$579	$744
Note 14 — Leases
The Company leases its operating facilities from various third parties under non-cancelable operating and finance leases. The leases require various monthly rental payments ranging from approximately $3 to $70, with various ending dates through September 2036. The initial term for real property leases is typically 5 to 15 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. We include options to renew (or terminate) in our lease term, and as part of our right-of-use ("ROU") assets and lease liabilities, when it is reasonably certain that we will exercise that option. ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. The leases are triple net, whereby the Company is liable for taxes, insurance and repairs. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. Most of these leases have escalating rent payments, which are being expensed on a straight-line basis and are included in operating lease amounts on the balance sheet.
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

The components of lease expense were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost (1)	$2,302	$4,737
Finance lease cost:
Depreciation of lease assets	263	526
Interest on lease liabilities	287	573
Total finance lease cost	550	1,099
Total lease cost	2,852	5,836
(1) Includes short-term leases and variable lease costs, which are immaterial.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Supplemental balance sheet information related to leases was as follows:

	Classification	As of June 30, 2022
Assets:
Operating lease assets	Operating lease assets	22,235
	Operating and finance lease assets, property, and equipment held for sale	20,467
Finance lease assets	Finance lease assets	2,803
	Operating and finance lease assets, property, and equipment held for sale	7,622
Total lease assets		53,127
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	4,445
	Operating and finance lease liabilities associated with assets held for sale	21,731
Finance leases	Current portion of finance lease liabilities	90
	Operating and finance lease liabilities associated with assets held for sale	8,391
Long-term:
Operating leases, less current portion		22,336
Finance leases, less current portion		4,216
Total lease liabilities		61,209
(1) Finance lease assets are recorded net of accumulated depreciation of $971 as of June 30, 2022.
(2) Operating lease assets are recorded net of impairment of $600 due to a change in the physical condition of a right-of-use asset in the three months ended June 30, 2022.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of June 30, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	7.85 years
Finance leases	11.57 years

Weighted Average Discount Rate
Operating leases	5.88%
Finance leases	9.97%

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,710
Operating cash flows from finance leases	526
Financing cash flows from finance leases	246

Lease assets obtained in exchange for lease obligation
Operating leases	49,183
Finance leases	247

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Maturities of lease liabilities were as follows:

	As of June 30, 2022
	Operating Leases (1)	Finance Leases (1)
Fiscal 2022, remaining	4,611	852
Fiscal 2023	8,964	1,726
Fiscal 2024	8,189	1,751
Fiscal 2025	7,445	1,777
Fiscal 2026	6,399	1,823
Thereafter	25,697	14,327
Total lease payments	61,305	22,256
Less: interest	(12,793)	(9,559)
Present value of lease liabilities	48,512	12,697
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
On March 4, 2022, Lead Plaintiff Berger and Additional Plaintiff Bailey filed a Second Amended Complaint against CarLotz, various directors and officers of CarLotz, Acamar, various directors of Acamar, and Acamar Partners Sponsor I LLC, purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Second Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Second Amended Complaint seeks a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper. On June 21, 2022, Defendants moved to dismiss the Second Amended Complaint. Briefing on the motion to dismiss is ongoing.
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

On June 16, 2022, the Court issued an order consolidating the Cardoza and Osman actions under the caption In re CarLotz, Inc. S’holder Deriv. Litig., 21-cv-1332, and appointing co-lead counsel. On July 13, 2022, the Court so-ordered the parties’ stipulation, staying the consolidated action pending the resolution of Defendants’ motion to dismiss the Second Amended Complaint in In re CarLotz, Inc. Sec. Litig.
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
On November 15, 2021, the Court issued an order¸ inter alia, consolidating Cha and Habib under In re CarLotz, Inc. Deriv. Litig., 21-cv-8623 and appointing co-lead counsel. On February 15, 2022, the Court so-ordered the parties’ stipulation, staying the consolidated action pending the resolution of Defendants’ motion to dismiss the Second Amended Complaint in In re CarLotz, Inc. Sec. Litig.

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
Note 17 — Stock-Based Compensation Plan
Stock Option Plans
The Company has four stock incentive plans, the “2011 Stock Option Plan,” the “2017 Stock Option Plan,” the “2020 Incentive Award Plan,” and the “Inducement Plan” to promote the long-term growth and profitability of the Company. The plans do this by providing senior management and other employees with incentive to improve shareholder value and contribute to the growth and financial success of the Company by granting equity instruments to these stakeholders.
Share-based compensation expense was recorded for the six months ended June 30, 2022 and 2021 of approximately $2,825 and $45,667, respectively.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
2011 Stock Option Plan
A summary of activity for the six months ended June 30, 2022 and 2021 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2021)	1,260,328	$0.56
Granted	—	—
Exercised	(155,782)	0.53
Forfeited	(281,574)	0.64
Balance (June 30, 2022)	822,972	0.54
Vested (as of June 30, 2022)	822,972	$0.54

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (June 30, 2021)	1,515,146	0.58
Vested (as of June 30, 2021)	1,515,146	$0.58
The following summarizes certain information about stock options vested and expected to vest as of June 30, 2022 related to the 2011 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	822,972	0.17 years	$0.54
Exercisable	822,972	0.17 years	$0.54
Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying common stock. The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2022 was $0.00.
2017 Stock Option Plan

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

A summary of activity for the six months ended June 30, 2022 and 2021 for the 2017 Stock Option Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	3,936,176	$0.92
Granted	—	—
Exercised	(6,371)	$0.92
Forfeited	(309,891)	0.92
Balance (June 30, 2022)	3,619,914	$0.92
Vested (as of June 30, 2022)	3,340,901	$0.92

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (June 30, 2021)	3,961,658	$0.92

The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted eight employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. At the time of modification, these options resulted in $186 of cash consideration and $4,500 of share based compensation that will be recognized over the service period of four years. For the six months ended June 30, 2022, $468 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of June 30, 2022 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,619,914	7.03 years	$0.92
Exercisable	3,340,901	6.94 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.6 - 4.8 years
Risk-free interest rate	0.32% - 0.45%
2020 Incentive Award Plan
The options associated with the 2020 Incentive Award Plan vest over a service period of three to four years. A summary of activity for the six months ended June 30, 2022 and 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	1,469,297	$11.12
Granted	1,573,361	$1.68
Forfeited	(1,426,349)	$7.00
Balance (June 30, 2022)	1,616,309	$6.46
Exercisable	321,284	$11.34

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,426,514	11.34
Forfeited	—	—
Balance (June 30, 2021)	1,426,514	$11.34
The grant date fair value of the options granted in the six months ended June 30, 2022 was $1.17. For the six months ended June 30, 2022, $837 of share based compensation was recognized. As of June 30, 2022, there was approximately $3,869 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2022 related to the 2020 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,616,309	9.21 years	$6.46
Exercisable	321,284	8.56 years	$11.34

The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

The inputs used for the 2020 Incentive Award Plan options were as follows for the six months ended June 30, 2022:

Balance (Expected volatility)	80%
Expected dividend yield	—%
Expected term (in years)	6 years
Risk-free interest rate	2.20%
The restricted shares associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the six months ended June 30, 2022 for the restricted shares associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2021)	597,739	$5.57
Granted	3,002,883	$1.00
Forfeited	(805,124)	$3.78
Vested (as of June 30, 2022)	(247,115)	$5.69
Balance (June 30, 2022)	2,548,383	$1.03
The grant date fair value of the restricted shares granted in the six months ended June 30, 2022 was $1.68. For the six months ended June 30, 2022, $1,878 of share based compensation cost was recognized. As of June 30, 2022, there was approximately $477 of unrecognized compensation cost that vests over a service period of four years, approximately $1,009 of unrecognized compensation cost that vests over a service period of three years, and $669 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the 2020 Stock Incentive Award Plan.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the six months ended June 30, 2022 and 2021 for the RSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2021)	621,200	$10.70
Granted	—	—
Forfeited	(466,309)	10.70
Balance (June 30, 2022)	154,891	$10.70

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (June 30, 2021)	640,421	$10.70
During the three months ended June 30, 2022, the Company recognized no stock-based compensation cost related to the RSUs. As of June 30, 2022, there was no additional unrecognized compensation cost related to the Earnout RSUs.

Inducement Plan
The options associated with the Inducement Plan vest over a service period of four years. A summary of activity for the six months ended June 30, 2022 for the options associated with the Inducement Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	—	$—
Granted	569,677	$0.61
Forfeited	—	$—
Balance (June 30, 2022)	569,677	$0.61
Exercisable	—	$—
The grant date fair value of the options granted in the three months ended June 30, 2022 was $0.45. For the three months ended June 30, 2022, $8 of share based compensation was recognized. As of June 30, 2022, there was approximately $247 of total unrecognized compensation cost related to unvested options related to the Inducement Plan.
The following summarizes certain information about stock options vested and expected to vest as of June 30, 2022 related to the Inducement Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	569,677	9.88 years	$0.61
Exercisable	—	—	$—

The aggregate intrinsic value for options outstanding and options exercisable as of June 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the Inducement Incentive Award Plan options were as follows for the three months ended June 30, 2022:

Balance (Expected volatility)	85%
Expected dividend yield	—%
Expected term (in years)	6.25 years
Risk-free interest rate	2.86%
The restricted shares associated with the Inducement Plan vest over various service periods. A summary of activity for the six months ended June 30, 2022 for the restricted shares associated with the Inducement Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2021)	—	$—
Granted	5,619,822	$0.61
Forfeited	—	$—
Vested (as of June 30, 2022)	(87,458)	$0.61
Balance (June 30, 2022)	5,532,364	$0.61
The grant date fair value of the restricted shares granted in the six months ended June 30, 2022 was $0.61. For the three months ended June 30, 2022, $413 of share based compensation cost was recognized. As of June 30, 2022, there was approximately $1,770 of unrecognized compensation cost that vests over a service period of four years, approximately $434 of unrecognized compensation cost that vests over a service period of three years, approximately $604 of unrecognized compensation cost that vests over a service period of two years, and $192 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the Inducement Plan.
Newly hired Executives received 5,100,000 performance stock units (Inducement PSUs) in the three months ended June 30, 2022. The Inducement PSUs vest if certain targets are met in their service period. The grant date was May 16, 2022 and the vest start date for the awards aligned with the Executives’ start dates. The performance period expires in April 2032. Inducement PSUs will vest, subject to the Executives’ continued employment through the applicable vesting date as follows:
i.One-third of the shares will vest on the first day the Company’s stock achieves a twenty (20) trading-day volume weighted average price of $4.00 (the threshold price);
ii.One-third of the shares will vest on the first day the Company’s stock achieves a twenty (20) trading-day volume weighted average price of $8.00 (the target price);
iii.and one-third of the shares will vest on the first day the Company’s stock achieves a twenty (20) trading-day volume weighted average price of $12.00 (the target price);
The estimated fair value of the awards is determined by using a Monte-Carlo simulation model, which incorporates various assumptions, including expected stock price volatility, contractual term, dividend yield and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the six months ended June 30, 2022 for the PSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2021)	—	$—
Granted	5,100,000	0.55
Forfeited	—	—
Balance (June 30, 2022)	5,100,000	$0.55
During the three months ended June 30, 2022, the Company recognized $147 stock-based compensation cost related to the PSUs. As of June 30, 2022, there was $2,667 additional unrecognized compensation cost related to the Inducement PSUs.

The inputs used to value the Inducement PSUs were as follows at May 16, 2022:

Expected volatility	105.00%
Starting stock price	$0.61
Expected term (in years)	10 years
Risk-free interest rate	2.88%
Earnout hurdle	$4.00-$8.00-$12.00
Note 18 — Income Taxes
During the six months ended June 30, 2022, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through June 30, 2022 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of June 30, 2022 and December 31, 2021, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of June 30, 2022 and December 31, 2021.
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(34,905)	$(7,205)	$(59,741)	$(22,227)
Denominator:
Weighted average common shares outstanding, basic and diluted	114,237,681	113,670,060	114,146,645	107,279,227
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.31)	$(0.06)	$(0.52)	$(0.21)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three and six months ended June 30, 2022 and 2021:

	2022	2021
Public warrants	10,185,774	10,185,774
Private warrants	6,074,310	6,074,310
Earnout RSUs	154,891	640,421
Earnout shares	6,945,732	6,945,732
Stock options outstanding to purchase shares of common stock	6,628,872	6,903,318
Unvested RSUs	13,180,747	615,180
Total	43,170,326	31,364,735
Note 20 — Concentrations
The suppliers that accounted for 10% or more of the Company’s vehicle purchases are presented as follows:

	Total purchases from vendor to total vehicle purchases for the three months ended June 30,		Total purchases from vendor to total vehicle purchases for the six months ended June 30,
Vendor	2022	2021	2022	2021
Vendor A	18%	32%	19%	48%

Vendor A is a corporate vehicle sourcing partner. Typically, we purchase the vehicles from our corporate vehicle sourcing partners at the time of sale to a retail customer.
For the periods ended June 30, 2022 and 2021, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale

On June 21, 2022, the Company announced the closure of 11 hub locations and made the decision to not commence retail sales operations at 3 other locations with executed leases. The closures were part of a review of the business, with cash preservation and future profitable growth as key determining factors. Retail sales operations were ceased, with all hub closing activities completed by July 8, 2022. The Company has or intends to assign or sub-lease the lease contracts associated with the 11 closed and three unopened hub locations and has classified the assets and liabilities associated with the hub locations that we believe are assignable as of June 30, 2022 as held for sale. The assets and liabilities associated with certain hub locations that we believe we are likely to sublease as of June 30, 2022 are not classified as held for sale. In addition, the Company evaluated the recoverability of amounts associated with lease assets and long lived assets at the held for sale locations. The fair values of the lease assets and property and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the properties. The charge for inventory reserves represents inventory that will be disposed of through the wholesale channel following the hub closures and is the

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
difference between the estimated wholesale value and inventory cost. In conjunction with the hub closures, the Company recorded the following charges in the three months ended June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Inventory reserves associated with restructuring	$1,010	$1,010
Operating lease asset impairment	2,548	2,548
Finance lease asset impairment	1,371	1,371
Property and equipment impairment	5,832	5,832
Loss on sale of assets related to closed hubs	—	—
Labor and other costs incurred closing hubs	465	465
Severance	515	515
Contract termination costs	—	—
Total	11,741	11,741

The $1,010 charge for inventory reserves was recorded in cost of sales in the Company’s consolidated statement of operations. The other $10,731 charges were recorded in Restructuring expenses in the Company’s consolidated statement of operations. The total costs recorded in the three and six months ended June 30, 2022 represent the total amount that can be reasonably estimated to be incurred in connection with the restructuring. We cannot conclude how long it will take to sublease or assign each lease, so we cannot reasonably estimate other future costs associated with the restructuring.

The carrying amount and major classes of assets and liabilities classified as held for sale are:

As of June 30, 2022
Operating lease assets	$20,467
Finance lease assets	$7,622
Property and equipment	$437
Total	$28,526

Operating lease liabilities	$21,731
Finance lease liabilities	$8,391
Total	$30,122

Note 22 — Subsequent Events
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 9, 2022, the date the financial statements were available to be issued.
On August 9, 2022, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Shift Technologies, Inc., a Delaware corporation (“Shift”), and Shift Remarketing Operations, Inc., a Delaware corporation and direct wholly owned subsidiary of Shift (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will be merged with and into CarLotz, with CarLotz continuing as the surviving corporation and as a direct wholly owned subsidiary of Shift (the “Transaction”). The Transaction is expected to close in the fourth quarter of 2022, subject to Shift and Company shareholder approval and other customary and regulatory approvals.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company, and the consummation of the proposed Transaction (defined below). These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Such statements, including statements regarding our ability to: manage our business through and following the COVID-19 pandemic and the related semi-conductor chip and labor shortages; including to achieve the anticipated benefits from the announced closure of 11 of our hub locations; achieve revenue growth and profitability in the future; innovate and expand our technological capabilities; effectively optimize our reconditioning operations; grow existing vehicle sourcing accounts and key vehicle channels; add new corporate vehicle sourcing accounts and increase consumer sourcing; have sufficient and suitable inventory for resale; increase our service offerings and price optimization; effectively promote our brand and increase brand awareness; expand our product offerings and introduce additional products and services; improve future operating and financial results; obtain financing in the future; acquire and protect intellectual property; attract, train and retain key personnel, including sales and customer service personnel; acquire and integrate other companies and technologies; remediate material weaknesses in internal control over financial reporting; comply with laws and regulations applicable to our business; successfully defend litigation; and successfully deploy the proceeds from the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc., and CarLotz Group, Inc. (f/k/a CarLotz, Inc.), pursuant to which Acamar Partners Sub, Inc. merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of CarLotz, Inc. (the “Merger”), are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements.

On August 9, 2022, we announced entry into an Agreement and Plan of Merger (the “Merger Agreement”) with Shift Technologies, Inc., a Delaware corporation (“Shift”), and Shift Remarketing Operations, Inc., a Delaware corporation and direct wholly owned subsidiary of Shift (“Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Shift (the “Transaction”). Factors related to the Transaction that could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to: (1) the risk that the conditions to the closing of the Transaction are not satisfied, including the risk that required approvals from the stockholders of Shift or the Company for the Transaction are not obtained; (2) litigation relating to the Transaction; (3) uncertainties as to the timing of the consummation of the Transaction and the ability of each party to consummate the Transaction; (4) risks that the proposed Transaction disrupts the current plans and operations of Shift or the Company; (5) the ability of Shift and the Company to retain and hire key personnel; (6) competitive responses to the proposed Transaction; (7) unexpected costs, charges or expenses resulting from the Transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction; (9) the combined companies’ ability to achieve the synergies expected from the Transaction, as well as delays, challenges and expenses associated with integrating the combined companies’ existing businesses and (10) legislative, regulatory and economic developments.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2022, in the section entitled “Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed on May 9, 2022, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

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
Founded in 2011, CarLotz currently operates 11 retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Midwest and West regions of the United States. Our current facilities are located in Alabama, California, Colorado, Florida, Illinois, North Carolina, and Virginia. Generally, our hubs act as both physical showrooms with retail sales and as consignment centers where we can source, process and recondition newly acquired vehicles. With the aim of improving our operating and financial results, we paused our real estate growth efforts in 2022, except for one hub which we may open in 2023. Additionally, during the three months ended June 30, 2022, we ceased retail operations at 11 hub locations and decided not to commence retail operations at 3 unopened hub locations with executed lease agreements.

Business Update

During the three months ended June 30, 2022, the continuing semi-conductor chip shortage, COVID-related supply chain issues constraining supply of new vehicles and an elevated vehicle wholesale pricing environment relative to historic levels has continued to reduce the incremental value we may deliver to our corporate vehicle sourcing partners via Retail Remarketing™, at times making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. Supply of used vehicles from our corporate vehicle sourcing partners has been severely constrained by the lack of new vehicle supply due to the semi-conductor chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

We performed a strategic review of the business during the three months ended June 30, 2022, in order to re-prioritize our objectives. As a result, we outlined a phased approach to renew our focus on our primary objectives including cash preservation and future profitable growth. The first phase commenced on June 21, 2022, as we closed retail sales operations at 11 hub locations and announced that three future planned hub locations with executed leases would not open (see Note 21 —

Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) in order to focus our resources across a smaller footprint and support future profitability at our remaining hubs. Subsequent phases, which have commenced, include achieving improved discipline related to vehicle sourcing efforts, better vehicle processing, optimization of our pricing strategy, improving conversion rates, and investment in and implementation of technology in order to drive profit and a scalable, differentiated customer value proposition.

During the six months ended June 30, 2022, some of our inventory was less profitable than expected and was held for sale longer than desired. As a result, our retail gross profit was negatively impacted in the three and six months ended June 30, 2022 by lower front-end profits on owned vehicles as well as processing center inefficiencies, and we expect gross profit to be under pressure until we are able to improve the productivity and efficiency at our hubs. At June 30, 2022, non-competitively sourced vehicles (i.e. vehicles sourced other than from auctions) represented approximately 80% of our vehicle inventory, as compared to 20% at June 30, 2021. As part of our goal to increase non-competitively sourced vehicles, our strategy is to increase our consignments from our sourcing partners and consumer acquired vehicles and reduce our reliance on sourcing via wholesale auction. Additionally, at June 30, 2022, we have vehicles in our inventory held for sale longer than desired. We expect that the future sale of this aged inventory, whether through our retail hubs or at wholesale auction, will negatively impact our desired gross profit.

During the three months ended June 30, 2022, although we experienced an increase in retail unit sales and revenue compared to same period in 2021, the increase was below expectations. Hubs opened in 2021, some of which have subsequently been closed, did not ramp to expected results and consequently did not provide the expected contribution to unit sales, revenue, and gross profit. Also, we experienced a weaker retail GPU performance for the three months ended June 30, 2022 compared to the same period in 2021, due to sourcing constraints, reconditioning inefficiency, and pricing actions taken in the quarter to sell aged inventory. We did not experience the uptick in sales that typically occurs late in the first calendar quarter and early in the second calendar quarter of each year in our industry, primarily due to market dynamics related to the continuing semi-conductor chip shortage, inventory constraints and COVID-related supply chain issues as well as a fall in consumer sentiment given rising interest rates, inflation, and the economic impact of the war in Ukraine such as increased fuel prices.

For the three and six months ended June 30, 2022, the corporate vehicle sourcing partner which accounted for 32%, 48%, and 31% of our sold vehicles in the three and six months ended June 30, 2021 and the year ended December 31, 2021, respectively, accounted for 24% of our sold vehicles. We cannot currently predict the ultimate volume and profitability of any sourced vehicles from this partner.

We have decreased our purchasing of vehicles through wholesale auctions as we increased our sourcing of non-competitively sourced vehicles. At June 30, 2022, consigned vehicles represented approximately 36% of our vehicle inventory, increased from 17% at June 30, 2021.

On June 7, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until December 5, 2022 (the “Compliance Date”), to regain compliance by meeting the continued listing standard. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period (the “Bid Price Requirement”).

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure this deficiency. Should the Staff conclude that we will not be able to cure the deficiency, or should we determine not to submit an application for transfer to the Nasdaq Capital Market or notify the Staff of its intention to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our securities could be quoted on the OTCQB, the OTC Bulletin Board or the pink sheets.

We are monitoring the bid price of our common stock and will consider options available to us to achieve compliance. There can be no assurances that we will be successful in restoring our compliance with the Nasdaq listing requirements.
Revenue Generation
CarLotz generates a significant majority of its revenue from contracts with retail customers related to the sales of vehicles. We sell used vehicles to our retail customers from our hubs located throughout the U.S. Customers also may trade-in their existing vehicle to apply toward the transaction price of a used vehicle, for which we generate revenue on the sale of a used vehicle to the customer trading-in their vehicle and on the traded-in vehicle when it is sold to a new owner. CarLotz also generates revenue from providing retail vehicle buyers with third-party options for financing, insurance, extended warranties, and other vehicle protection products, which CarLotz either marks up or earns commissions on based on our customers’ purchases. Since we do not control these products before they are transferred to the consumer, we recognize net commission revenue at the time of sale.
We also sell vehicles to wholesalers or other dealers, primarily at auctions. Generally, the vehicles sold through the wholesale channel are vehicles acquired via trade-in, acquired via consignment that do not meet our quality standards for sale to retail customers, vehicles that remain unsold at the end of the consignment period, retail vehicles that did not sell through the retail channel within a reasonable period of time, or vehicles that the Company determines offer greater financial benefit through the wholesale channel. Additionally, in the three months ended June 30, 2022, the Company sold vehicles at the closed hub locations through the wholesale channel that may not have been sold through the wholesale channel if the hubs had remained open. The liquidation of the vehicles from closed hubs through the wholesale channel will continue in the third quarter of 2022.

Our revenue for the six months ended June 30, 2022 and 2021 was $139.5 million and $107.4 million, respectively.
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

Our gross profit per unit has fluctuated and will continue to fluctuate from period to period, perhaps significantly, due to, among other things, our mix of competitively sourced and non-competitively sourced inventory, acquisition costs and the sales prices and fees we are able to collect on the vehicles. We expect to source a smaller volume of vehicles to align with our reduced footprint, while we focus on the profitability of each vehicle sourced.
Regional Hub Network
Through our e-commerce website and 11 regional hubs, we aim to provide a shopping experience for today’s modern vehicle buyer, allowing our nationwide retail customers to transact online, in-person or a combination of both. We aim to offer a full-spectrum of inventory, including high-value and commercial vehicles, available for delivery anywhere in the U.S. Our regional hubs allow for test drives and on-site purchase. Our current facilities are located in Alabama, California, Colorado, Florida, Illinois, North Carolina, and Virginia.
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
Factors Affecting our Performance
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and is likely to continue to do so until the market normalizes. To address the reduction from this supply source, we have sourced a higher percentage of our vehicles through wholesale auction channels than we have on average historically. Because we are purchasing these vehicles in a competitive environment and paying auction fees, there is greater risk to the Company that the margin between the cost of the vehicle and the selling price will be compressed, and, in turn, will result in reduced gross profit and retail GPU, which we expect to continue until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate.

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

We cannot provide assurance of the ultimate significance and duration of the COVID-19 pandemic and the variants’ disruption to our operations for several reasons, including, but not limited to, uncertainty regarding the duration of the pandemic and related disruptions, the impact of governmental orders and regulations that have been, and may in the future be, imposed, and the impact of the COVID-19 pandemic and the variants on our customers and corporate vehicle sourcing partners.

Like many companies, the COVID-19 pandemic has increased our focus on the health and safety of our guests, employees and their families. To maintain a safe work environment, we have implemented procedures aligned with the Centers for Disease Control and Prevention to limit the spread of the virus and provide a safe environment for our guests and teammates. Some of the measures taken include encouraging our teammates to take advantage of flexible work arrangements, and acquiring additional corporate office space.

Ability to Source a Profitable Mix of Vehicles
In addition to leveraging our retail-remarketing sourcing channel, we believe that we can benefit from the significant volume of vehicles which consumers are selling to dealers and to car buying companies. We intend to increase our efforts on sourcing vehicles from the consumer market. Our ability to successfully source vehicles from consumers is dependent on our marketing, brand, process and pricing. In addition to our consignment model, we partnered with a third-party company to be able to provide instant purchase offers to potential sellers.
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

Operational Efficiency
As we scaled our business, we incurred various costs to identify new hub locations, obtain licensing, build out our hubs and hire and train our employees. The costs we incurred scaling our business are non-recurring, and we further plan to focus on operational efficiency by reducing discretionary spending, optimizing our staffing level, and focusing on the efficiency of our processing centers. Following our strategic review of the business during the three months ended June 30, 2022, we outlined a phased approach to renew our focus on our primary objectives of achieving cash preservation and future profitable growth, which we began to implement in June 2022 (see Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).
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

Technological Capabilities
We are constantly reviewing our technology platform, and our goal is to enhance our online platform for seamless end-to-end transactions and to continually enhance both the car buying and selling experience. Our B2B portal and integration framework are designed to support the assignment, reconditioning, sale and remittance of vehicles from corporate vehicle sourcing partners. We plan to invest in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing, enhance our business intelligence capabilities, and create a peer-to-peer virtual consignment marketplace.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail vehicles sold	2,421	2,009	4,691	4,563
Number of hubs(1)	11	15	11	15
Average monthly unique visitors	264,565	177,377	260,794	178,080
Vehicles available for sale	981	1,431	981	1,431
Retail gross profit per unit	$1,200	$2,175	$1,019	$1,619
Percentage of unit sales sourced non-competitively(2)	78%	92%	72%	96%
Wholesale vehicles sold	$706	$394	$1,270	$837
Wholesale gross profit per unit	$(2,210)	$(723)	$(1,186)	$(1,677)
(1) The Company closed retail operations at 11 hub locations on June 21, 2022.
(2) Vehicles are sourced non-competitively through our consignment to retail sales model, through purchases directly from consumers and through arrangements with corporate vehicle sourcing partners.

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
Vehicles Available-for-Sale
We define vehicles available-for-sale as the number of vehicles listed for sale on our website on the last day of a given reporting period. We view vehicles available-for-sale as a key measure in determining whether our inventory levels are appropriate to drive hub productivity.
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
Percentage of unit sales non-competitively sourced

We define percentage of unit sales sourced non-competitively as the percentage derived by dividing the number of vehicles sold during the period that were sourced non-competitively (i.e., number of vehicles sourced other than from auctions) divided by the total number of vehicles sold during the period. The percentage of unit sales sourced non-competitively dropped in the three and six months ended June 30, 2022 compared to the same periods in the prior year due to the low supply of vehicles available from our corporate vehicle sourcing accounts as a result of the chip shortage.

Wholesale vehicles sold
We define wholesale vehicles sold as the number of vehicles sold through channels other than to retail customers at our hub locations (at auction or directly to a wholesaler) in a given period, net of returns.

Wholesale vehicles gross profit per unit
We define wholesale vehicles sold as the wholesale gross profit in a given period divided by wholesale vehicles sold during that period.
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
Wholesale Vehicle Sales

Vehicles that do not meet the Company’s standards for retail vehicle sales, retail vehicles that did not sell through the retail channel within a reasonable period of time and vehicles that the Company determines offer greater financial benefit through the wholesale channel are sold through various wholesale methods. Revenue from wholesale vehicle sales is recognized when the vehicle is sold, either at auction or directly to a wholesaler, and title to the vehicle passes to the buyer. Additionally, in the three months ended June 30, 2022, the Company sold vehicles at the closed hub locations through the wholesale channel that may not have been sold through the wholesale channel if the hubs had remained open.
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

Depreciation and Amortization
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is: the lesser of 15 years or the underlying lease terms for leasehold improvements, one to five years for equipment, furniture and fixtures, and five years for corporate vehicles. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major remodels and improvements are capitalized. Depreciation on vehicles leased to B2B customers is calculated using the straight-line method over the estimated useful life and is included as a charge to Lease income, net. Amortization of capitalized website and internal-use software costs is computed using the straight-line method over 3 years. Amortization of operating lease right-of-use assets is rent expense, included in selling, general, and administrative expenses.
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
Results of Operations
The following table presents our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Revenues:
Retail vehicle sales	$59,211	$44,230	$109,799	$94,613
Wholesale vehicle sales	13,949	4,660	22,524	9,228
Finance and insurance, net	3,196	1,780	6,900	3,334
Lease income, net	137	98	283	205
Total Revenues	76,493	50,768	139,506	107,380
Cost of sales (exclusive of depreciation)	75,011	46,586	135,947	101,190
Gross Profit	1,482	4,182	3,559	6,190
Operating Expenses:
Selling, general and administrative	27,009	19,386	54,684	38,259
Stock based compensation expense	1,141	3,704	2,825	45,667
Depreciation and amortization expense	2,359	95	4,147	478
Management fee expense – related party	—	—	—	2
Impairment expense	724	—	724	—
Restructuring expenses	10,731	—	10,731	—
Total Operating Expenses	41,964	23,185	73,111	84,406
Loss from Operations	(40,482)	(19,003)	(69,552)	(78,216)
Interest expense	594	184	1,210	359
Other Income (Expense), net
Change in fair value of Merger warrants liability	3,213	325	4,813	12,683
Change in fair value of earnout provision	2,587	12,210	6,616	44,056
Other (expense) income	371	(553)	(408)	(391)
Total Other Income, net	6,171	11,982	11,021	56,348
Loss Before Income Tax Expense	(34,905)	(7,205)	(59,741)	(22,227)
Income tax expense	—	—	—	—
Net Loss	$(34,905)	$(7,205)	$(59,741)	$(22,227)

Presentation of Results of Operations
We present operating results down to gross profit for our three distinct revenue channels along with our net lease income:
Retail Vehicle Sales:   Retail vehicle sales represent sales of vehicles to our retail customers through our hubs.
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
Three and Six Months Ended June 30, 2022 and 2021
The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit metrics)			($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$59,211	$44,230	33.9%	$109,799	$94,613	16.1%
Wholesale vehicle sales	13,949	4,660	199.3%	22,524	9,228	144.1%
Finance and insurance, net	3,196	1,780	79.6%	6,900	3,334	107.0%
Lease income, net	137	98	39.8%	283	205	38.0%
Total revenues	76,493	50,768	50.7%	139,506	107,380	29.9%
Cost of sales:
Retail vehicle cost of sales	59,502	41,641	42.9%	111,917	90,558	23.6%
Wholesale vehicle cost of sales	15,509	4,945	213.6%	24,030	10,632	126.0%
Total cost of sales	$75,011	$46,586	61.0%	$135,947	$101,190	34.3%
Gross profit:
Retail vehicle gross profit (loss)	$(291)	$2,589	(111.2)%	$(2,118)	$4,055	(152.2)%
Wholesale vehicle gross profit (loss)	(1,560)	(285)	(447.4)%	(1,506)	(1,404)	7.3%
Finance and insurance gross profit	3,196	1,780	79.6%	6,900	3,334	107.0%
Lease income, net	137	98	39.8%	283	205	38.0%
Total gross profit	$1,482	$4,182	(64.6)%	$3,559	$6,190	(42.5)%
Retail gross profit per unit(1):
Retail vehicle gross profit (loss)	(291)	2,589	(111.2)%	(2,118)	4,055	(152.2)%
Finance and insurance gross profit	3,196	1,780	79.6%	6,900	3,334	107.0%
Total retail vehicle and finance and insurance gross profit	2,905	4,369	(33.5)%	4,782	7,389	(35.3)%
Retail vehicle unit sales	2,421	2,009	20.5%	4,691	4,563	2.8%
Retail vehicle gross profit per unit	$1,200	$2,175	(44.8)%	$1,019	$1,619	(37.1)%
Wholesale gross profit per unit(2):
Wholesale vehicle gross profit (loss)	(1,560)	(285)	(447.4)%	(1,506)	(1,404)	7.3%
Wholesale vehicle unit sales	706	394	79.2%	1,270	837	51.7%
Wholesale vehicle gross profit per unit	$(2,210)	$(723)	(205.7)%	$(1,186)	$(1,677)	29.3%
______________
(1)Retail gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.

(2)Wholesale gross profit per unit is calculated as gross profit for wholesale vehicles, each of which is divided by the total number of wholesale vehicles sold in the period.
Retail Vehicle Sales
Retail vehicle sales revenue increased by $15.0 million, or 33.9%, to $59.2 million during the three months ended June 30, 2022, from $44.2 million in the comparable period in 2021. The increase was primarily driven by an increase in average sale price per unit of $3,715, to $25,108 in addition to an increase in retail vehicle unit sales to 2,421 retail vehicles in the three months ended June 30, 2022, compared to 2,009 retail vehicles in the comparable period in 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry.
Retail vehicle sales revenue increased by $15.2 million, or 16.1%, to $109.8 million during the six months ended June 30, 2022, from $94.6 million in the comparable period in 2021. The increase was primarily driven by an increase in average sale price per unit of $3,589, to $24,069 in addition to an increase in retail vehicle unit sales to 4,691 retail vehicles in the six months ended June 30, 2022, compared to 4,563 retail vehicles in the comparable period in 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $9.3 million, or 199.3%, to $13.9 million during the three months ended June 30, 2022, from $4.7 million in the comparable period in 2021. The increase was primarily due to a 79.2% increase in wholesale vehicle unit sales from the comparable period in 2021, combined with an increased average selling price of the wholesale vehicles sold.
Wholesale vehicle revenue increased by $13.3 million, or 144.1%, to $22.5 million during the six months ended June 30, 2022, from $9.2 million in the comparable period in 2021. The increase was primarily due to a 51.7% increase in wholesale vehicle unit sales from the comparable period in 2021, combined with an increased average selling price of the wholesale vehicles sold.
Finance and Insurance (F&I)
F&I revenue increased by $1.4 million, or 79.6%, to $3.2 million during the three months ended June 30, 2022, from $1.8 million in the comparable period in 2021. This increase in F&I revenue was driven by an increase in retail unit sales and a higher penetration of contract sales per unit sold and higher profit per contract.
F&I revenue increased by $3.6 million, or 107.0%, to $6.9 million during the six months ended June 30, 2022, from $3.3 million in the comparable period in 2021. This increase in F&I revenue was driven by an increase in retail unit sales and a higher penetration of contract sales per unit sold and higher profit per contract.
Lease Income, net
Lease income, net was $0.1 million during the three months ended June 30, 2022 and 2021.

Lease income, net was $0.3 million during the six months ended June 30, 2022 and $0.2 million in the comparable period in 2021.
Cost of Sales
Cost of sales increased by $28.4 million, or 61.0%, to $75.0 million during the three months ended June 30, 2022, from $46.6 million in the comparable period in 2021. The increase was due to the increase in vehicles sold, an increased average acquisition price of the vehicles we sold in that period, as well as increased shipping and reconditioning costs.
Cost of sales increased by $34.8 million, or 34.3%, to $135.9 million during the six months ended June 30, 2022, from $101.2 million in the comparable period in 2021. The increase was due to the increase in vehicles sold, an increased average acquisition price of the vehicles we sold in that period, as well as increased shipping and reconditioning costs.
Retail Vehicle Gross Profit
Retail vehicle gross profit (loss) decreased by $(2.9) million, or (111.2)%, to $(0.3) million during the three months ended June 30, 2022, from $2.6 million in the comparable period in 2021. The decrease in retail gross profit for the three months ended June 30, 2022 resulted from a decrease in front-end margin per unit compared to the same period in 2021, driven by decreased front-end margins due to a combination of elevated acquisition prices of inventory consistent with the rise in used vehicle prices seen across the industry, as well as increased shipping and reconditioning costs.
Retail vehicle gross profit (loss) decreased by $(6.2) million, or (152.2)%, to $(2.1) million during the six months ended June 30, 2022, from $4.1 million in the comparable period in 2021. The decrease in retail gross profit for the six months ended June 30, 2022 resulted from a decrease in front-end margin per unit compared to the same period in 2021, driven by decreased front-end margins due to a combination of elevated acquisition prices of inventory primarily sourced through auction towards the end of prior year and the lowering of retail prices relative to the acquisition costs as the inventory aged, as well as increased shipping and reconditioning costs.
Wholesale Vehicle Gross Profit
Wholesale vehicle gross profit (loss) decreased by $1.3 million, to $(1.6) million during the three months ended June 30, 2022, from $(0.3) million in the comparable period in 2021. The decrease was primarily due to increased wholesale vehicle cost of sales, as retail-ready vehicles from closed hubs were moved to the wholesale channel by the end of the period, which resulted in a lower of cost or market adjustment of $1.0 million to reflect the value of the vehicles at June 30, 2022.
Wholesale vehicle gross profit (loss) decreased by $(0.1) million, to $(1.5) million during the six months ended June 30, 2022, from $(1.4) million in the comparable period in 2021.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Change
	($ in thousands)		($ in thousands)
Compensation and benefits(1)	$9,307	$5,907	$20,105	$12,763	58%
Marketing	2,393	3,906	5,547	6,432	(39)%
Technology	1,400	2,453	2,935	5,378	(43)%
Accounting and legal	1,680	2,017	3,745	4,668	(17)%
Insurance	2,270	1,890	4,507	3,221	20%
Occupancy	3,046	1,580	6,337	2,611	93%
Other costs(2)	6,913	1,634	11,508	3,186	323%
Total selling, general and administrative expenses	$27,009	$19,386	$54,684	$38,259	39%

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
Selling, general and administrative expenses increased by $7.6 million, to $27.0 million during the three months ended June 30, 2022, from $19.4 million in the comparable period in 2021. Costs related to the expansion of the Company, prior to the hub closures announced on June 21, 2022, since the prior year period increased $6.8 million, primarily due to insurance, occupancy and vehicle listing costs. Compensation and benefits increased $3.4 million due to increased corporate headcount and new hub openings, prior to the hub closures announced on June 21, 2022. Marketing expense decreased $(1.5) million as we have refocused on direct marketing as opposed to brand marketing compared to the same period in the prior year during our national expansion, and technology expense decreased $(1.1) million due to elevated costs in the prior year quarter when the Company began website enhancements.

Selling, general and administrative expenses increased by $16.4 million, to $54.7 million during the six months ended June 30, 2022, from $38.3 million in the comparable period in 2021. Costs related to the expansion of the Company since the prior year period increased $12.4 million, primarily due to insurance, occupancy and vehicle listing costs. Compensation and benefits increased $7.3 million due to increased corporate headcount and new hub openings, prior to the hub closures announced on June 21, 2022. Marketing expense decreased $(0.9) million as we have refocused on direct marketing as opposed to brand marketing compared to the same period in the prior year during our national expansion, and technology expense decreased $(2.4) million due to elevated costs in the prior year quarter when the Company began website enhancements.
Non-GAAP Financial Measures
To supplement the interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we also present the following non-GAAP measures: EBITDA and Adjusted EBITDA. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Loss	$(34,905)	$(7,205)	$(59,741)	$(22,227)
Adjusted to exclude the following:
Interest expense	594	184	1,210	359
Income tax expense	—	—	—	—
Depreciation and amortization expense	2,359	95	4,147	478
EBITDA	$(31,952)	$(6,926)	$(54,384)	$(21,390)
Other expense	(371)	553	408	391
Stock compensation expense	1,141	3,704	2,825	45,667
Management fee expense - related party	—	—	—	2
Change in fair value of warrants liability	(3,213)	(325)	(4,813)	(12,683)
Change in fair value of earnout provision	(2,587)	(12,210)	(6,616)	(44,056)
Restructuring expense	11,741	—	11,741	—
Adjusted EBITDA	$(25,241)	$(15,204)	$(50,839)	$(32,069)

Liquidity and Capital Resources
Sources of liquidity
Our main source of liquidity is cash generated from financing activities, which primarily includes proceeds from the Merger (see Note 3  — Merger in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). In connection with the Merger, pursuant to subscription agreements dated October 21, 2020 by and between Acamar Partners Acquisition Corp. (“Acamar Partners”) and certain strategic and accredited investors (the “PIPE Investors”), with respect to a private placement of shares of Acamar Partners Class A common stock, the Company issued and sold 12.5 million shares of Acamar Partners Class A common stock to the PIPE Investors at a price per share of $10.00 and an aggregate purchase price of $125.0 million.

Since inception, we have generally operated at a loss for most periods. As of June 30, 2022, we had cash and cash equivalents, restricted cash and short-term marketable securities of $128.1 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations for at least the next 12 months. In the event amounts are not available under the Ally Facility or otherwise, we expect to continue to operate at a loss until we improve productivity and efficiency at our hubs and are able to leverage our operating costs. We may also seek additional funds as needed through alternative sources of liquidity, including equity or debt financings, additional floorplan financing or other arrangements. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June 2021, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of June 30, 2022, we had $15.7 million principal outstanding under the Ally Facility, primarily from increased sourcing through vehicle purchases.
Under the Ally Facility, the Company is subject to financial covenants that require the Company to maintain at least 10% of the credit line in cash and cash equivalents, to maintain at least 10% of the credit line on deposit with Ally Bank and to maintain a minimum tangible net worth of $90 million calculated in accordance with U.S. GAAP.
Advances under the Ally Facility bear interest at a per annum rate designated from time to time by the Lender determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. The interest rate is currently the prime rate plus 2.50% per annum, or 8.00%. Advances under the Ally Facility, if not demanded earlier, are due and payable for each vehicle financed under the Ally Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Ally Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, our obligation to pay upon demand any outstanding liabilities of the Ally Facility), the Lender may, at its option and without notice to us, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to the Lender and its affiliates by us and our affiliates. In addition, the Lender may, upon sixty (60) calendar days prior written notice to us, for any or no reason, with or without cause, terminate our ability to request and obtain financing from the Lender. We have recently had discussions with the Lender about the terms of the Ally Facility, and liquidity availability thereunder. If the Lender were to terminate the Ally Facility, no assurance can be given that we would be able to secure a replacement facility, or alternative financing, on terms that are acceptable to us, or at all.
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

Cash Flows — Six Months Ended June 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash (used in) operating activities	$(47,796)	$(70,664)
Net cash provided by (used in) investing activities	54,783	(189,099)
Net cash provided by (used in) financing activities	(12,309)	340,752
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $(47.8) million, primarily driven by net loss of $(59.7) million adjusted for non-cash charges of $11.3 million and net changes in our operating assets and liabilities of $0.6 million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(11.4) million, offset by depreciation and amortization of $6.7 million, stock compensation of $2.8 million, and restructuring charges of $10.7 million. The changes in operating assets and liabilities were primarily driven by a decrease in inventories of $9.0 million, partially offset by an increase in accounts receivable of $(2.6) million, an increase other current assets of $(3.0) million, and a decrease in accounts payable of $(2.4) million.
For the six months ended June 30, 2021, net cash used in operating activities was $(70.7) million, primarily driven by net loss of $(22.2) million adjusted for non-cash charges of $(9.8) million and net changes in our operating assets and liabilities of $(38.6) million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(56.7) million, partially offset by stock compensation of $45.7 million. The changes in operating assets and liabilities are primarily driven by an increase in inventories $(36.3) million, an increase other current assets of $(5.5) million and an increase in other long-term assets of $(4.1) million, partially offset by an increase in accrued expenses of $6.2 million and an increase in accounts payable of $2.5 million.
Investing Activities
For the six months ended June 30, 2022, net cash provided by investing activities was $54.8 million, primarily driven by sales and maturities of marketable securities of $114.9 million and partially offset by the purchase of property and equipment of $(5.1) million and purchases of marketable securities of $(52.1) million.
For the six months ended June 30, 2021, net cash used in investing activities was $(188.9) million, primarily driven by purchases of marketable securities of $(307.6) million, the purchase of property and equipment of $(3.7) million and capitalized software costs of $(6.6) million, partially offset by proceeds from sales and maturities of marketable securities of $129.0 million.
Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities was $(12.3) million, primarily driven by payments on floor plan notes payable of $(82.4) million, partially offset by borrowings on the floor plan facility of $70.3 million.
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

Material Contractual Obligations
The Company had contractual obligations as of June 30, 2022 that are material to an assessment of the Company’s short- and long-term cash requirements. As of June 30, 2022, the Company has total outstanding debt of $15.7 million under the floorplan facility, which represents the principal amount outstanding due to the uncertainty of forecasting the timing of expected variable interest rate payments. Borrowings under the floorplan facility are payable when the underlying vehicle is sold, which is expected to be in 2022.

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

There have been no changes to our critical accounting policies during the three months ended June 30, 2022 other than the new critical accounting policy and estimate below.

Asset Impairment and Assets Held-For-Sale

Asset impairment is subject to uncertainty as the recoverability of asset costs is subjective. The fair value of each asset is estimated at a point in time and compared to the carrying value of the asset. If the fair value is less than the carrying value, the asset impairment expense is recognized in the period in which the asset fair value is estimated to be lower than the carrying value. The hub closures on June 21, 2022 (see Note 21 —  Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information), was a triggering event in the current period and the fair value of associated lease and other fixed assets was estimated and compared to the carrying value. The assumptions used in estimating the fair value of lease and other fixed assets included our most current and best available information based on negotiations with third parties to relieve us of our obligation under the leases of each closed location and include: if we expect to assign the lease or sub-lease a property to a third party, the timeline by which we expect assignments or sub-leases to be finalized, and the recoverability of fixed asset costs based on negotiations with potential third party assignee, sub-lessee, or, in some cases, the vendor that we purchased the fixed assets from.
The assumption, by lease, of potential assignment or sub-lease directly impacts the classification of lease assets held-for-sale as only leases that we expect to be assignable are classified as held-for-sale. The held-for-sale criteria is subject to uncertainty given the fluid nature of negotiations with third parties.

Because of the magnitude of the carrying value of lease and other fixed assets, small changes in assumptions could have a material impact on the financial condition of the Company.
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
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of June 30, 2022, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
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
We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The Wall Street Journal plus 2.50% per annum and, as of June 30, 2022, the prime rate as published in The Wall Street Journal was 4.75%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of June 30, 2022, we had total outstanding debt of $15.7 million under the floor plan facility.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2021 and 2020 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 15 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the additional risk factor included below as well as the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

We closed hub locations in connection with our recent strategic review, which resulted in the acceleration of costs, and the closure of hub locations in the future may result in the acceleration of costs in connection with any such closure.

As part of our strategic review of the business, on June 21, 2022, we announced the closure of 11 hub locations and determined not to commence retail operations at 3 unopened hub locations with executed lease agreements. For the three months ended June 30, 2022, we incurred charges related to the impairment of property and equipment, operating lease assets and finance lease assets, inventory reserves associated with restructuring, severance and labor and other costs incurred closing hubs (see Note 21 —  Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

In the future, we may determine to close one or more hub locations. If we determine to close further hub locations, we may not be able to complete the planned hub closures in the timeframe, on the terms or in the manner expected. Hub closures involve numerous risks, including, without limitation, the diversion of management’s attention from our business and operations. In addition, if we decide to close an existing or future hub, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to be released from our obligations under leases for hubs that we close could materially adversely affect us. In addition, closure of a hub may result in significant costs, including charges related the impairment of property and equipment, severance costs, and closure related costs. In addition, we may not be able to maintain relationships with some corporate vehicle sourcing partners given the reduced volume of vehicle sourcing to align with our reduced number of hubs.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be adversely affected.

We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, could have a material adverse effect on our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our future performance will depend, in part, on the successful transition of our new Chief Executive Officer. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. Most of our staff are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. We do not, and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, we may have to take additional steps, such as issuing additional equity, to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to stockholders. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel. The inability to hire and/or retain employees with appropriate qualifications could have a material adverse effect on our business, financial condition and results of operations.

We may be required to replace or expand our existing floorplan credit facility, and/or to secure additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and if such capital is not available, it could have a material adverse effect on our business, financial condition and results of operations.

We may be required to replace or expand our existing floorplan credit facility, and/or to secure additional equity or debt capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to finance our purchase of inventory, fund our marketing expenditures to improve our brand awareness, enhance our technology, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. However, funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including rising interest rates, and the impact of the COVID-19 pandemic. In addition, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Continuing operating losses could lead to a violation of covenants related to our existing floorplan credit facility and could lead the lender under such facility to call the debt. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

We face risks related to cybersecurity threats and incidents, as well as significant disruptions of our information technology systems or data security incidents that could result in significant financial, legal, regulatory, business and reputational harm.

We have in the past and may in the future face attempts by others to gain unauthorized access through the Internet or to introduce malicious software, to our IT systems. Additionally, individuals or organizations, including malicious hackers, state-sponsored organizations, insider threats including employees and third-party service providers or intruders into our physical facilities, may attempt to gain unauthorized access and try to steal our technology and data. In connection with heightened geopolitical tensions stemming from the Ukraine War, the risk of such attacks from nation-state and nation-state supported actors may increase. We are also a potential target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees and customers; interrupt our systems and services or those of our customers or others; or demand ransom to return control of such systems and services. Such attempts by malicious attackers in general are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our technology operations. Furthermore, malicious online actors may employ false pretenses or technical measures in an attempt to induce our employees to use IT systems in a manner contrary to our benefit, such as, by authorizing payment of false bills or to run software that would encrypt our information in such a way that it cannot be used by us without paying ransom. While we have implemented security measures and employee training programs intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. Many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. These providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. Responding to cyber-attacks and mitigating the risk of future attacks could result in additional operating and capital costs.

Our information systems may also experience interruptions, delays, or cessations of service or produce errors in connection with system integration, software upgrades, or system migration work that takes place from time to time. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

Should we fail to maintain required security qualifications, we may face regulatory concerns or be in breach of contract, which may trigger regulatory action, litigation and/or damages, reputational harm, or loss of certain contracts. While we actively work to manage our information security compliance program, we cannot guarantee that we will always meet the certification standard going forward.

We may encounter intrusions or unauthorized access to our network, services or infrastructure. Any such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain the business relationship, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate all unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services, we may not be successful in doing so and remain potentially vulnerable to additional known or unknown threats. In some instances, we, our customers and the users of our products and services can be unaware of an incident or its magnitude and effects.

While we maintain cyber liability insurance with coverage we believe adequate to cover our risk profile, we cannot guarantee that tail risks, should they occur, would not cause us to incur significant losses or liabilities resulting from data security incidents. Any litigation or regulatory review arising from these types of data security incidents could result in significant legal exposure to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses or malware, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our facilities, R&D activities, manufacturing activities and general business operations. Any event that leads to unauthorized access to, use or disclosure of personal information could, among other consequences, disrupt our business, harm our reputation and/or compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

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
Separation and Release Agreement, dated April 1, 2022, between Daniel Valerian and CarLotz, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-38818), filed with the SEC on May 9, 2022)

10.5.1*†
Amendment to Separation and Release Agreement, dated May 5, 2022, between Daniel Valerian and CarLotz, Inc. (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-Q (File No. 001-38818), filed with the SEC on May 9, 2022)

10.6†
Form of Inducement Award Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-264980), filed with the SEC on May 16, 2022)

10.7†
Form of Inducement Award Stock Option Award Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-264980), filed with the SEC on May 16, 2022)

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

Date: August 9, 2022