Form 10-Q
period 2022-09-30
CarLotz, Inc.
filed 2022-11-08
CIK 1759008

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 119,703,273 shares of common stock as of November 7, 2022.

TABLE OF CONTENTS
CarLotz, Inc.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CarLotz, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$84,809	$75,029
Restricted cash	4,049	4,336
Marketable securities – at fair value	28,125	116,589
Accounts receivable, net	4,786	8,206
Inventories	13,062	40,985
Other current assets	4,349	4,705
Operating and finance lease assets, property, and equipment held for sale	20,860	—
Total Current Assets	160,040	249,850
Marketable securities – at fair value	760	1,941
Property and equipment, net	7,118	22,628
Capitalized website and internal-use software costs, net	12,725	13,716
Operating lease assets	22,092	—
Finance lease assets, net	4,459	—
Lease vehicles, net	2,869	1,596
Other assets	474	558
Total Assets	$210,537	$290,289
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current portion of finance lease liabilities	$116	$509
Floor plan notes payable	5,433	27,815
Accounts payable	2,236	6,352
Accrued expenses	11,215	14,428
Current portion of operating lease liabilities	4,600	—
Other current liabilities	593	754
Operating and finance lease liabilities associated with assets held for sale	22,294	—
Total Current Liabilities	46,487	49,858
Finance lease liabilities, less current portion	6,083	12,206
Operating lease liabilities, less current portion	22,384	—
Earnout shares liability	722	7,679
Merger warrants liability	675	6,291
Other liabilities	417	744
Total Liabilities	76,768	76,778
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares, 114,879,689 and 113,996,401 shares issued and outstanding at September 30, 2022 and December 31, 2021	11	11
Additional paid-in capital	291,827	287,509
Accumulated deficit	(157,956)	(73,916)
Accumulated other comprehensive loss	(113)	(93)
Total Stockholders’ Equity (Deficit)	133,769	213,511
Total Liabilities and Stockholders’ Equity (Deficit)	$210,537	$290,289

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Retail vehicle sales	$32,545	$56,284	$142,344	$150,897
Wholesale vehicle sales	16,357	8,989	38,880	18,217
Finance and insurance, net	1,691	2,639	8,591	5,973
Lease income, net	245	129	528	334
Total Revenues	50,838	68,041	190,343	175,421
Cost of sales (exclusive of depreciation)	51,429	66,017	187,375	167,207
Gross Profit	(591)	2,024	2,968	8,214
Operating Expenses:
Selling, general and administrative	19,334	24,780	74,017	63,039
Stock-based compensation expense	1,409	3,447	4,234	49,114
Depreciation and amortization expense	2,025	1,214	6,173	1,692
Management fee expense – related party	—	—	—	2
Impairment expense	420	—	1,143	—
Restructuring expenses	1,885	—	12,616	—
Total Operating Expenses	25,073	29,441	98,183	113,847
Loss from Operations	(25,664)	(27,417)	(95,215)	(105,633)
Interest expense	302	650	1,512	1,009
Other Income, net
Change in fair value of Merger warrants liability	803	12,111	5,616	24,794
Change in fair value of earnout shares	341	12,565	6,957	56,621
Other income (expense)	523	(85)	113	(476)
Total Other Income, net	1,667	24,591	12,686	80,939
Loss Before Income Tax Expense	(24,299)	(3,476)	(84,041)	(25,703)
Income tax expense	—	—	—	—
Net Loss	$(24,299)	$(3,476)	$(84,041)	$(25,703)
Net Loss per Share, basic and diluted	$(0.21)	$(0.03)	$(0.74)	$(0.23)
Weighted-average Shares used in Computing Net Loss per Share, basic and diluted	114,705,449	113,707,013	114,334,960	109,447,939

See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(24,299)	$(3,476)	$(84,041)	$(25,703)
Other Comprehensive (Loss), net of tax:
Unrealized gains (losses) on marketable securities arising during the period	38	(40)	(6)	(110)
Tax effect	—	—	—	—
Unrealized gains (losses) on marketable securities arising during the period, net of tax	38	(40)	(6)	(110)
Reclassification adjustment for realized gains	(8)	—	(14)	(5)
Tax effect	—	—	—	—
Reclassification adjustment for realized gains, net of tax	(8)	—	(14)	(5)
Other Comprehensive Income (Loss), net of tax	30	(40)	(20)	(115)
Total Comprehensive (Loss)	$(24,269)	$(3,516)	$(84,061)	$(25,818)
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	$—	113,996,401	$11	$287,509	$(73,916)	$(93)	$213,511
Net loss	—	—	—	—	—	(24,836)	—	(24,836)
Other comprehensive income, net of tax	—	—	—	—	—	—	(73)	(73)
Cashless exercise of options	—	—	44,424	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,684	—	—	1,684
Issuance of common stock to settle vested restricted stock units	—	—	70,971	—	(2)	—	—	(2)
Balance March 31, 2022	—	$—	114,111,796	$11	$289,191	$(98,752)	$(166)	$190,284
Net loss	—	$—	—	$—	$—	$(34,905)	$—	$(34,905)
Other comprehensive income, net of tax	—	$—	—	$—	$—	$—	$23	$23
Exercise of options	—	$—	104,818	$—	$66	$—	$—	$66
Stock-based compensation	—	$—	—	$—	$1,141	$—	$—	$1,141
Issuance of common stock to settle vested restricted stock units	—	$—	263,048	$—	$—	$—	$—	$—
Balance June 30, 2022	—	$—	114,479,662	$11	$290,398	$(133,657)	$(143)	$156,609
Net loss	—	$—	—	$—	$—	$(24,299)	$—	$(24,299)
Other comprehensive income, net of tax	—	$—	—	$—	$—	$—	$30	$30
Exercise of options	—	$—	81,541	$—	$20	$—	$—	$20
Cashless exercise of options	—	$—	26,435	$—	—	$—	$—	—
Stock-based compensation	—	$—	—	$—	$1,409	$—	$—	$1,409
Issuance of common stock to settle vested restricted stock units	—	$—	292,051	$—	$—	$—	$—	—
Balance September 30, 2022	—	$—	114,879,689	$11	$291,827	$(157,956)	$(113)	$133,769

See notes to condensed consolidated financial statements.

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2020	2,034,751	$17,560	37,881,435	$4	$3,221	$(34,037)	$15	$(30,797)
Retroactive application of recapitalization	(2,034,751)	(17,560)	20,739,607	2	17,558	—	—	17,560
Adjusted balance, beginning of period	—	—	58,621,042	6	20,779	(34,037)	15	(13,237)
Net loss	—	—	—	—	—	(15,022)	—	(15,022)
Other comprehensive income, net of tax	—	—	—	—	—	—	(131)	(131)
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(19)	—	—	(19)
PIPE issuance	—	—	12,500,000	1	124,999	—	—	125,000
Merger financing	—	—	38,194,390	4	309,995	—	—	309,999
Consideration to existing shareholders of Former CarLotz, net of accrued dividends	—	—	—	—	(62,693)	—	—	(62,693)
Transaction costs and advisory fees	—	—	—	—	(47,579)	—	—	(47,579)
Settlement of redeemable convertible preferred stock tranche obligation	—	—	—	—	2,832	—	—	2,832
Cashless exercise of options	—	—	54,717	—	—	—	—	—
Cash consideration paid to Former Carlotz optionholders	—	—	—	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	—	—	41,963	—	—	41,963
Earnout liability	—	—	—	—	(74,284)	—	—	(74,284)
Merger warrants liability	—	—	—	—	(39,025)	—	—	(39,025)
KAR/AFC note payable conversion	—	—	3,546,984	—	3,625	—	—	3,625
KAR/AFC warrant exercise	—	—	752,927	—	144	—	—	144
Balance March 31, 2021	—	$—	113,670,060	$11	$278,272	$(49,059)	$(116)	$229,108
Net loss	—	—	—	—	—	(7,205)	—	(7,205)
Other comprehensive income, net of tax	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	3,704	—	—	3,704
Balance June 30, 2021	—	$—	113,670,060	$11	$281,976	$(56,264)	$(60)	$225,663
Net loss	—	—	—	—	—	(3,476)	—	(3,476)
Other comprehensive income, net of tax	—	—	—	—	—	—	(40)	(40)
Issuance of Class A common stock to settle vested restricted stock units	—	—	36,953	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,447	—	—	3,447
Balance September 30, 2021	—	$—	113,707,013	$11	$285,423	$(59,740)	$(100)	$225,594
See notes to condensed consolidated financial statements.

CarLotz, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flow from Operating Activities
Net loss	$(84,041)	$(25,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization – property, equipment, ROU assets and capitalized software	8,532	1,623
Impairment expense	1,143	—
Non-cash restructuring expenses	10,387	—
Gain on lease assignment	(236)	—
Amortization and accretion - marketable securities	752	1,712
Depreciation – lease vehicles	360	69
Provision for doubtful accounts	656	85
Stock-based compensation expense	4,234	49,114
Change in fair value of Merger warrants liability	(5,616)	(24,794)
Change in fair value of earnout shares	(6,957)	(56,621)
Unpaid interest expense on capital lease obligations	—	199
Change in Operating Assets and Liabilities:
Accounts receivable	2,764	(4,786)
Inventories	27,923	(46,774)
Other current assets	356	(8,414)
Other assets	84	(4,267)
Accounts payable	(4,116)	3,541
Accrued expenses	(2,237)	5,441
Accrued expenses – related party	—	(229)
Other current liabilities	(161)	382
Other liabilities	(327)	(753)
Net Cash Used in Operating Activities	(46,500)	(110,175)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,642)	(6,766)
Capitalized website and internal-use software costs	(2,958)	(11,511)
Purchase of marketable securities	(63,858)	(359,381)
Proceeds from sales of marketable securities	152,758	212,823
Purchase of lease vehicles	(1,633)	(939)
Net Cash Provided by (Used in) Investing Activities	78,667	(165,774)
Cash Flows from Financing Activities
Payments made on finance leases	(376)	(51)
Advance from holder of marketable securities	—	4,722
Repayment of advance from marketable securities	—	(4,722)
PIPE issuance	—	125,000
Merger financing	—	309,999
Payment made on accrued dividends	—	(4,853)
Payments to existing shareholders of Former CarLotz	—	(62,693)
Transaction costs and advisory fees	—	(47,579)
See notes to condensed consolidated financial statements.

Payments made on cash considerations associated with stock options	—	(2,465)
Repayment of Paycheck Protection Program loan	—	(1,749)
Payments made on note payable	—	(3,000)
Payments on floor plan notes payable	(102,592)	(109,034)
Borrowings on floor plan notes payable	80,211	127,279
Employee stock option exercise	91	—
Payments made for tax on equity award transactions	(8)	—
Net Cash (Used in) Provided by Financing Activities	(22,674)	330,854
Net Change in Cash and Cash Equivalents Including Restricted Cash	9,493	54,905
Cash and cash equivalents and restricted cash, beginning	79,365	2,813
Cash and cash equivalents and restricted cash, ending	$88,858	$57,718
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,589	$1,000
Supplementary Schedule of Non-cash Investing and Financing Activities:
Transfer from lease vehicles to inventory	$—	$166
KAR/AFC exercise of stock warrants	—	(144)
KAR/AFC conversion of notes payable	—	(3,625)
Convertible redeemable preferred stock tranche obligation expiration	—	(2,832)
Capitalized website and internal use software costs accrued	—	(1,898)
Purchases of property under capital lease obligation	(247)	(7,651)

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, which consist of only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Restructuring

On June 21, 2022, we announced the closure of retail operations at 11 hub locations and determined not to commence retail operations at 3 unopened hub locations with executed lease agreements. The costs associated with the hub closures are classified as restructuring expenses. See Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale for further detail.

Shift Merger
On August 9, 2022, the Company entered into the Agreement and Plan of Merger (the “Shift Merger Agreement”) with Shift Technologies, Inc., a Delaware corporation (“Shift”), and Shift Remarketing Operations, Inc., a Delaware corporation and direct wholly owned subsidiary of Shift (“Shift Merger Sub”), pursuant to which, among other things and subject to the terms and conditions contained therein, Shift Merger Sub will be merged with and into CarLotz, with CarLotz continuing as the surviving corporation and as a wholly owned subsidiary of Shift (the “Shift Merger”). The Shift Merger is expected to close in the fourth quarter of 2022, subject to Shift and Company stockholder approval and other customary and regulatory approvals.

Certain transaction expenses (“Shift Merger expenses”) such as financial advisory, legal, accounting costs and associated fees and expenses that will be paid at the close of the Shift Merger are expensed as incurred and included in Accrued Expenses (see Note 12 — Accrued Expenses for further detail).
Note 2 — Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the audited consolidated financial statements.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
During the nine months ended September 30, 2022, there were no significant revisions to the Company’s significant accounting policies, other than those indicated herein related to the adoption of Leases Topic 842.
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
Beginning in the first quarter of 2020, the World Health Organization declared the outbreak and spread of the COVID-19 virus a pandemic. The COVID-19 pandemic and global macroeconomic and geopolitical conditions continue to disrupt supply chains and impact production and sales across a wide range of industries. The full economic impact of the pandemic and global conditions has not been determined, including the impact on the Company’s suppliers, customers and credit markets. Due to the evolving and uncertain nature of COVID-19 and global macroeconomic and geopolitical conditions, it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.
Restricted Cash
As of September 30, 2022 and December 31, 2021, restricted cash included approximately $4,049 and $4,336, respectively. The restricted cash is legally and contractually restricted as collateral for lines of credit, including floorplan, and for the payment of claims on the reinsurance companies.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expenses were approximately $6,237 and $13,674 for the nine months ended September 30, 2022 and 2021, respectively.
Concentration of Credit Risk
Concentrations of credit risk with respect to accounts receivables are limited due to the large diversity and number of customers comprising the Company’s retail customer base.

Assets and Liabilities Held For Sale
As a result of the announced hub closures on June 21, 2022, the ROU and finance lease assets and liabilities associated with hub locations where the Company has or intends to assign the lease to a third-party or terminate the lease agreement (as

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
opposed to subleasing to a third-party) are classified as held for sale. The fixed assets associated with all closed hub locations, to the extent they are not impaired, are also classified as held for sale.
Revenues
The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Control passes to the retail and wholesale vehicle sales customer when the title is delivered to the customer, who then assumes control of the vehicle.
Retail Vehicle Sales
We sell used vehicles to our retail customers through our hubs in various cities. The transaction price for used vehicles is a fixed amount as set forth in the customer contract. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration which we measure at estimated fair value of the vehicle received on trade. We satisfy our performance obligation and recognize revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. We provide a 12-month/12,000-mile limited warranty on most retail vehicle sales. The limited warranty is not treated as a separate performance obligation given the nature of the limited warranty is to provide assurance as to the quality of the vehicle being sold. The revenue recognized by CarLotz includes the agreed upon transaction price, including any service fees. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
We receive payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing.
Our exchange policy allows customers to initiate an exchange during the first seven days or 400 miles after delivery, whichever comes first. If the vehicle is returned, the sale and associated revenue recognition is reversed, and the vehicle is treated as a purchase of inventory.
See the remainder of the Company’s revenue accounting policy related to wholesale, finance and insurance, and other revenue in the Form 10-K for the year ended December 31, 2021 filed on March 15, 2022.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Acamar Partners was treated as the “acquired” company for financial reporting purposes (See Note 1 — Description of the Business). Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former CarLotz issuing stock for the net assets of Acamar Partners, accompanied by a recapitalization.
Prior to the Merger, Former CarLotz and Acamar Partners filed separate standalone federal, state and local income tax returns. As a result of the Merger, structured as a reverse acquisition for tax purposes, Acamar Partners was renamed CarLotz, Inc. and became the parent of the consolidated filing group, with Former CarLotz as a subsidiary.

Recapitalization
Cash - Acamar Partners’ trust and cash	$309,999
Cash - PIPE	125,000
Less: consideration delivered to existing stockholders of Former CarLotz	(62,693)
Less: consideration to pay accrued dividends	(4,853)
Less: transaction costs and advisory fees paid	(47,579)
Less: payments on cash considerations associated with stock options	(2,465)
Net contributions from Merger and PIPE financing	317,409
Liabilities relieved: preferred stock obligation	2,832
Liabilities relieved: KAR/AFC note payable	3,625
Liabilities relieved: historic warrant liability	144
Less: earnout shares liability	(74,285)
Less: Merger warrants liability	(39,024)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Merger warrants
The following is an analysis of the warrants to purchase shares of the Company’s stock deemed acquired as part of the Merger and outstanding during the nine months ended September 30, 2022. There has been no change in outstanding stock warrants since the Merger.

September 30, 2022
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The tables below include disaggregated revenue under ASC 606 (Revenue from Contracts with Customers):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$32,545	$—	$32,545	$142,344	$—	$142,344
Wholesale vehicle sales	16,357	—	16,357	38,880	—	38,880
Finance and insurance, net	$1,691	$—	$1,691	8,591	—	8,591
Lease income, net	—	245	245	—	528	528
Total Revenues	$50,593	$245	$50,838	$189,815	$528	$190,343

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Vehicle Sales	Fleet Management	Total	Vehicle Sales	Fleet Management	Total
Retail vehicle sales	$56,284	$—	$56,284	$150,897	$—	$150,897
Wholesale vehicle sales	8,989	—	8,989	18,217	—	18,217
Finance and insurance, net	$2,639	$—	$2,639	5,973	—	5,973
Lease income, net	—	129	129	—	334	334
Total Revenues	$67,912	$129	$68,041	$175,087	$334	$175,421
The following table summarizes revenues and cost of sales for retail and wholesale vehicle sales for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail vehicles:
Retail vehicle sales	$32,545	$56,284	$142,344	$150,897
Retail vehicle cost of sales	32,141	56,584	144,058	147,142
Gross Profit – Retail Vehicles	$404	$(300)	$(1,714)	$3,755
Wholesale vehicles:
Wholesale vehicle sales	$16,357	$8,989	$38,880	$18,217
Wholesale vehicle cost of sales	19,288	9,433	43,317	20,065
Gross Profit – Wholesale Vehicles	$(2,931)	$(444)	$(4,437)	$(1,848)
Retail Vehicle Sales
The Company sells used vehicles to retail customers through its retail hub locations. The transaction price for used vehicles is a fixed amount as set forth in the customer contract, and the revenue recognized by the Company is inclusive of the agreed upon transaction price and any service fees. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent noncash consideration, which the Company measures at estimated fair value of the vehicle received on the trade. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales at a point in time when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. The 12-month/12,000-mile limited warranty included in most retail vehicle sales is not treated as a separate performance obligation given the nature of the limited warranty is to provide assurance as to the quality of the vehicle being sold.
The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing.
The Company’s exchange/return policy allows customers to initiate an exchange/return of a vehicle during the first seven days or 400 miles after delivery, whichever comes first. An exchange/return reserve is immaterial based on the Company’s historical activity.

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
Note 5 — Marketable Securities
The following table summarizes amortized cost, gross unrealized gains and losses and fair values of the Company’s investments in fixed maturity debt securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	16,228	1	(64)	16,165
Municipal bonds	3,517	5	(15)	3,507
Commercial paper	8,375	—	—	8,375
Foreign governments	417	69	(109)	377
Total Fixed Maturity Debt Securities	$28,537	$75	$(188)	$28,424

	December 31, 2021
	Amortized Cost/ Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
Corporate bonds	57,460	—	(72)	57,388
Municipal bonds	28,325	5	(10)	28,320
Commercial paper	19,989	—	—	19,989
Foreign governments	12,291	2	(18)	12,275
Total Fixed Maturity Debt Securities	$118,065	$7	$(100)	$117,972

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The amortized cost and fair value of the Company’s fixed maturity debt securities as of September 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$27,706	$27,664
Due after one year through five years	666	624
Due after five years through ten years	165	136
Total	$28,537	$28,424

The following tables summarize the Company’s gross unrealized losses in fixed maturity securities as of September 30, 2022 and December 31, 2021:

		September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$16,030	$(47)	$133	$(16)	$16,163	$(63)
Municipal bonds	3,379	(3)	128	(12)	3,507	(15)
Commercial paper	8,376	0	—	—	8,376	0
Foreign governments	183	(78)	88	(32)	271	(110)
Total Fixed Maturity Debt Securities	$27,968	$(128)	$349	$(60)	$28,317	$(188)

		December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$56,902	$(69)	$376	$(3)	$57,278	$(72)
Municipal bonds	$19,945	$(7)	$340	$(3)	$20,285	$(10)
Foreign governments	$12,152	$(18)	$—	$—	$12,152	$(18)
Total Fixed Maturity Debt Securities	$88,999	$(94)	$716	$(6)	$89,715	$(100)

Unrealized losses shown in the tables above are believed to be temporary. Fair value of investments in fixed maturity debt securities change and are based primarily on market rates. As of September 30, 2022, the Company’s fixed maturity portfolio had 13 securities with gross unrealized losses totaling $(60) that had been in loss positions in excess of 12 months and 21 securities with gross unrealized losses totaling $(128) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $(43), or 69.3% of its amortized cost. As of December 31, 2021, the Company’s fixed maturity portfolio had 23 securities with gross unrealized losses totaling $(6) that had been in loss positions in excess of 12 months and 106 securities with gross unrealized losses totaling $(94) that had been in loss positions less than 12 months. No single issuer had a gross unrealized loss position greater than $12 (actual), or 0.4% of its amortized cost.
The following tables summarize cost and fair values of the Company’s investments in equity securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost	Fair Value
Equity securities	$425	$461

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

	December 31, 2021
	Cost	Fair Value
Equity securities	$432	$558
Proceeds from sales and maturities, gross realized gains, gross realized losses and net realized gains (losses) from sales and maturities of fixed maturity securities for the nine months ended September 30, 2022 and 2021 consisted of the following:

	September 30, 2022
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$152,753	$14	$—	$14
Equity securities	5	—	—	—
Total Marketable Securities	$152,758	$14	$—	$14

	September 30, 2021
	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain
Fixed maturity debt securities	$212,822	$7	$(2)	$5
Equity securities	1	—	—	—
Total Marketable Securities	$212,823	$7	$(2)	$5

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 6 — Fair Value of Financial Instruments
Items Measured at Fair Value on a Recurring Basis
As of September 30, 2022 and December 31, 2021, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis.
The following tables are summaries of fair value measurements and hierarchy level as of:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	461	—	—	461
Fixed maturity debt securities, including cash equivalents	—	60,034	—	60,034
Total Assets	$461	$60,034	$—	$60,495
Liabilities:
Merger warrants liability	423	252	—	675
Earnout shares liability	—	—	722	722
Total Liabilities	$423	$252	$722	$1,397

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	558	—	—	558
Fixed maturity debt securities	—	135,346	—	135,346
Total Assets	$558	$135,346	$—	$135,904
Liabilities:
Merger warrants liability	$3,941	$2,350	$—	$6,291
Earnout shares liability	—	—	7,679	7,679
Total Liabilities	$3,941	$2,350	$7,679	$13,970

Money market funds consist of highly liquid investments with original maturities of three months or less and classified in restricted cash in the accompanying condensed consolidated balance sheets.
The Company recognizes transfers between the levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between the levels during the nine months ended September 30, 2022 and 2021.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 redeemable convertible preferred stock tranche obligation, historic warrants liability and earnout shares for the nine months ended September 30, 2022 and 2021:

	January 1, 2022	Issuances	Settlements	Change in fair value	September 30, 2022
Earnout shares	7,679	—	—	(6,957)	722
Total	$7,679	$—	$—	$(6,957)	$722

	January 1, 2021	Issuances	Settlements	Change in fair value	September 30, 2021
Redeemable convertible preferred stock tranche obligation	$2,832	$—	$(2,832)	$—	$—
Historic warrants liability	144	—	(144)	—	—
Earnout shares	—	74,284	—	(56,621)	17,663
Total	$2,976	$74,284	$(2,976)	$(56,621)	$17,663

The fair value of the earnout shares was estimated by using a model based on previous Monte-Carlo simulation models. The inputs into the Monte-Carlo pricing model included significant unobservable inputs. The table below summarizes the significant observable inputs used when valuing the earnout shares as of:

	September 30, 2022	September 30, 2021
Expected volatility	120.00%	80.00%
Starting stock price	$0.30	$3.81
Expected term (in years)	3.3 years	4.30 years
Risk-free interest rate	4.25%	0.79%
Earnout hurdle	$12.50-$15.00	$12.50-$15.00
Fair Value of Financial Instruments Not Measured at Fair Value on a Recurring Basis
The carrying amounts of restricted cash, accounts receivable and accounts payable approximate fair value because their respective maturities are less than three months.

The Company has entered a $25,000 floor plan credit facility with Ally Financial. The carrying value of the Ally Financial floor plan notes payable outstanding as of September 30, 2022 approximates fair value due to its variable interest rate determined to approximate current market rates.
Note 7 — Accounts Receivable, Net
The following table summarizes accounts receivable as of:

	September 30, 2022	December 31, 2021
Contracts in transit	$3,974	$7,540
Trade	962	386
Finance commission	193	284
Other	614	296
Total	5,743	8,506
Allowance for doubtful accounts	(957)	(300)
Total Accounts Receivable, net	$4,786	$8,206

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 8 — Inventory and Floor Plan Notes Payable
The following table summarizes inventory as of:

	September 30, 2022	December 31, 2021
Used vehicles	$13,062	$40,739
Parts	—	246
Total	$13,062	$40,985
Beginning March 10, 2021, the Company entered into a $30,000 floor plan credit facility, which was expanded to $40,000 in the second quarter of 2021, with Ally Financial to finance the acquisition of used vehicle inventory. Concurrently, proceeds from the agreement were used to settle outstanding debt obligations on the Company’s preexisting floor plan facility with AFC. Borrowings under the Ally Financial facility accrue interest at a variable rate based on the most recent prime rate plus 2.50% per annum. The prime rate as of September 30, 2022 was 6.25%. Effective as of October 1, 2022, the maximum available credit line under the floor plan credit facility was reduced from $40,000 to $25,000.
Floor plan notes payable are generally due upon the sale of the related used vehicle inventory.
Note 9 — Property and Equipment, Net
The following table summarizes property and equipment as of:

	September 30, 2022	December 31, 2021
Capital lease assets	—	12,566
Leasehold improvements	4,880	4,628
Furniture, fixtures and equipment	4,964	7,993
Corporate vehicles	74	158
Total property and equipment	9,918	25,345
Less: accumulated depreciation	(2,800)	(2,609)
Less: impairment	—	(108)
Property and Equipment, net	$7,118	$22,628
Depreciation expense for property and equipment was approximately $1,776 and $761 for the nine months ended September 30, 2022 and 2021, respectively.

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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 10 — Other Assets
The following table summarizes other assets as of:

	September 30, 2022	December 31, 2021
Other Current Assets:
Lease receivable, net	$20	$29
Deferred acquisition costs	26	46
Prepaid expenses	4,131	3,664
Interest receivable	172	966
Total Other Current Assets	$4,349	$4,705
Other Assets:
Lease receivable, net	$16	$16
Deferred acquisition costs	26	35
Security deposits	432	507
Total Other Assets	$474	$558
Note 11 — Long-term Debt
The following table summarizes long-term debt as of:

	September 30, 2022	December 31, 2021
Capital lease obligation	$—	$12,715
Finance lease liabilities	$6,199	$—
	6,199	12,715
Current portion of long-term debt	—	(509)
Current portion of finance lease liabilities	(116)	—
Long-term Debt	$6,083	$12,206
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 12 — Accrued Expenses
The following table summarizes accrued expenses as of:

	September 30, 2022	December 31, 2021
License and title fees	$535	$903
Payroll and bonuses	2,303	2,047
Deferred rent	—	1,636
Technology	1,504	1,127
Inventory	839	2,542
Shift Merger	3,044	—
Other	2,990	6,173
Total Accrued Expenses	$11,215	$14,428
Note 13 — Other Liabilities
The following table summarizes other liabilities as of:

	September 30, 2022	December 31, 2021
Other Current Liabilities
Unearned insurance premiums	$593	$754
Other Liabilities
Unearned insurance premiums	298	622
Other long-term liabilities	119	122
Other Liabilities	$417	$744
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost (1)	$2,343	$7,080
Finance lease cost:
Depreciation of lease assets	95	621
Interest on lease liabilities	283	856
Total finance lease cost	378	1,477
Total lease cost	2,721	8,557
(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

	Classification	As of September 30, 2022
Assets:
Operating lease assets	Operating lease assets	22,092
	Operating and finance lease assets, property, and equipment held for sale	15,906
Finance lease assets	Finance lease assets	4,459
	Operating and finance lease assets, property, and equipment held for sale	4,668
Total lease assets		47,125
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	4,600
	Operating and finance lease liabilities associated with assets held for sale	17,123
Finance leases	Current portion of finance lease liabilities	116
	Operating and finance lease liabilities associated with assets held for sale	5,171
Long-term:
Operating leases, less current portion		22,384
Finance leases, less current portion		6,083
Total lease liabilities		55,477
(1) Finance lease assets are recorded net of accumulated depreciation of $846 as of September 30, 2022.
(2) Operating lease assets are recorded net of impairment of $420 and $1,020 in the three and nine months ended September 30, 2022, respectively, due to a change in the physical condition of a right-of-use asset.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of September 30, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	7.69 years
Finance leases	11.34 years

Weighted Average Discount Rate
Operating leases	5.90%
Finance leases	9.99%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,991
Operating cash flows from finance leases	621
Financing cash flows from finance leases	376

Lease assets obtained in exchange for lease obligation
Operating leases	49,183
Finance leases	247

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Maturities of lease liabilities were as follows:

	As of September 30, 2022
	Operating Leases (1)	Finance Leases (1)
Fiscal 2022, remaining	2,174	382
Fiscal 2023	8,572	1,539
Fiscal 2024	7,797	1,561
Fiscal 2025	7,050	1,583
Fiscal 2026	5,969	1,625
Thereafter	23,835	13,447
Total lease payments	55,397	20,137
Less: interest	(11,290)	(8,767)
Present value of lease liabilities	44,107	11,370
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

In the three months ended September 30, 2022, the Company guaranteed the lease obligation of one of its closed hub locations assigned to a third-party that operates a used vehicle dealership. The Company continues as guarantor of such lease

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
obligation with maximum total payments of $1,695 and will continue as the guarantor through March 2031. The Company would be required to perform under the guarantee if the third-party is in default. Given the assignment took place in September 2022, there is not a substantial risk that the third-party will default and the Company will have to perform under the guarantee. We have not recognized a liability associated with this guarantee.
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
Legal Matters
Federal Securities Litigation
On July 8, 2021, purported CarLotz stockholder Daniel Erdman, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its current and former executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Daniel Erdman v. CarLotz, Inc., et al., 21-cv-5906 (S.D.N.Y.) The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On July 20, 2021, purported CarLotz stockholder Michael Widuck, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its current and former executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Widuck v. CarLotz, Inc., et al., 21-cv-6191 (S.D.N.Y.). The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
On August 5, 2021, purported CarLotz stockholder Michael Turk, individually and on behalf of others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of New York, alleging that CarLotz and certain of its current and former executive officers made various false and misleading statements or omissions about the Company’s business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, promulgated thereunder. See Michael Turk v. CarLotz, Inc., et al., 21-cv-6627 (S.D.N.Y.) The action is stated to be brought on behalf of purchasers of the securities of Acamar Partners Acquisition Corp. and CarLotz during the period from December 30, 2020 to May 25, 2021. The action seeks to recover unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses.
The above three cases were consolidated by the Court on August 31, 2021 under In re CarLotz, Inc. Sec. Litig., 21-cv-05906 (S.D.N.Y.). On October 15, 2021, the Court appointed David Berger lead plaintiff and Kahn Swick & Foti, LLC lead counsel for the putative class. On December 14, 2021, Lead Plaintiff Berger and Additional Plaintiff Craig Bailey filed an Amended Complaint against CarLotz, various current and former directors and officers of CarLotz, Acamar, various directors of Acamar, Acamar Partners Sponsor I LLC, and Acamar Partners Sub, Inc., purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Amended Complaint sought a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper.

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

On March 4, 2022, Lead Plaintiff Berger and Additional Plaintiff Bailey filed a Second Amended Complaint against CarLotz, various current and former directors and officers of CarLotz, Acamar, various directors of Acamar, and Acamar Partners Sponsor I LLC, purporting to assert claims on behalf of purchasers of Acamar and CarLotz securities during the period from October 22, 2020 through May 25, 2021. The Second Amended Complaint alleges that the defendants made various false and misleading statements or omissions about CarLotz’ business, operations, financial performance and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act; and Sections 11, 12(a)(2) and 15 of the Securities Act. The Second Amended Complaint seeks a declaration that it is a proper class action pursuant to Fed. R. Civ. P. 23, as well as unspecified compensatory damages allegedly caused by the defendants’ purported violations of the federal securities laws, plus interest and costs and expenses, and any further relief that the Court may deem proper. On June 21, 2022, Defendants moved to dismiss the Second Amended Complaint. On August 22, 2022, Lead Plaintiff Berger and Additional Plaintiff Bailey filed a memorandum of law in opposition to Defendants’ motion to dismiss. On October 20, 2022, Defendants filed a reply memorandum of law in further support of their motion to dismiss.
Delaware Stockholder Derivative Litigation
On September 21, 2021, purported CarLotz stockholder W. Kenmore Cardoza, trustee of the W. Kenmore & Joyce M. Cardoza Revocable Trust, filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the District of Delaware against certain current and former officers and directors of CarLotz. See Cardoza v. Mitchell, et al., 21-cv-1332 (D. Del.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses, and other relief. On April 1, 2022, Plaintiff filed an amended complaint asserting derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste, and unjust enrichment.

On March 31, 2022, purported CarLotz stockholder Mohammad Osman filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the District of Delaware against certain current and former officers and directors of CarLotz. See Osman v. Bor, et al., 22-cv-0431 (D. Del.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b), 20(a), and 21D of the Exchange Act, breach of fiduciary duty and unjust enrichment. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses, and other relief.

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
New York Stockholder Derivative Litigation
On October 20, 2021, purported CarLotz stockholder Julian Cha filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain current and former officers and directors of CarLotz. See Julian Cha v. David R. Mitchell, et al., 21-cv-8623 (S.D.N.Y.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On October 27, 2021, purported CarLotz stockholder Mark Habib filed a derivative suit purportedly on behalf of CarLotz in the United States District Court for the Southern District of New York against certain current and former officers and directors of CarLotz. See Mark Habib v. David R. Mitchell, et al., 21-cv-8786 (S.D.N.Y.). The complaint, which principally concerns the same alleged misstatements or omissions at issue in In re CarLotz, Inc. Sec. Litig., asserts derivative claims for

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
alleged violations of Sections 10(b), 14(a), and 21D of the Exchange Act and breach of fiduciary duty. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief.
On November 15, 2021, the Court issued an order¸ inter alia, consolidating Cha and Habib under In re CarLotz, Inc. Deriv. Litig., 21-cv-8623 and appointing co-lead counsel. On February 15, 2022, the Court so-ordered the parties’ stipulation, staying the consolidated action pending the resolution of Defendants’ motion to dismiss the Second Amended Complaint in In re CarLotz, Inc. Sec. Litig.
Shift Merger Disclosure Litigation
On November 4, 2022, two actions were filed in the Court of Chancery of the State of Delaware and the United States District Court for the Southern District of New York in connection with the transaction contemplated by the Shift Merger Agreement: Sholom D. Keller v. Carlotz, Inc., et al., C.A. 2022-1006 (Del. Ch.); and Derek Dorrien v. Carlotz, Inc., et al., 22-cv-9463 (S.D.N.Y.) (together, the “Shift Merger Disclosure Actions”). The Shift Merger Disclosure Actions, which name CarLotz and the members of its board of directors as defendants, allege that the Shift Merger Registration Statement is materially misleading, assert claims for breach of fiduciary duties and violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, and seek, among other relief, a preliminary and permanent injunction, rescission, and/or damages, as well as an award of attorneys’ fees and costs.
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
Note 17 — Stock-Based Compensation Plan
Stock Option Plans
The Company has four stock incentive plans, the “2011 Stock Option Plan,” the “2017 Stock Option Plan,” the “2020 Incentive Award Plan,” and the “Inducement Plan” to promote the long-term growth and profitability of the Company. The plans do this by providing senior management and other employees with incentive to improve stockholder value and contribute to the growth and financial success of the Company by granting equity instruments to these stakeholders.
Share-based compensation expense was recorded for the nine months ended September 30, 2022 and 2021 of approximately $4,234 and $49,114, respectively.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

2011 Stock Option Plan
A summary of activity for the nine months ended September 30, 2022 and 2021 for the 2011 Stock Option Plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2021)	1,260,328	$0.56
Granted	—	—
Exercised	(339,251)	0.37
Forfeited	(281,574)	0.64
Expired	(639,503)	0.64
Balance (September 30, 2022)	—	—
Vested (as of September 30, 2022)	—	$—

	Number of Stock Options	Weighted Average Exercise Price
Balance (December 31, 2020)	1,571,205	$0.59
Granted	—	—
Exercised	(56,059)	0.24
Forfeited	—	—
Balance (September 30, 2021)	1,515,146	0.58
Vested (as of September 30, 2021)	1,515,146	$0.58
There are no options outstanding as of September 30, 2022 related to the 2011 Stock Option Plan.
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

A summary of activity for the nine months ended September 30, 2022 and 2021 for the 2017 Stock Option Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	3,936,176	$0.92
Granted	—	—
Exercised	(6,371)	$0.92
Forfeited	(329,002)	0.92
Balance (September 30, 2022)	3,600,803	$0.92
Vested (as of September 30, 2022)	3,340,901	$0.92

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	3,961,658	$0.92
Granted	—	—
Forfeited	—	—
Balance (September 30, 2021)	3,961,658	$0.92

The 2017 options vest upon a change of control. Although the Merger did not meet the definition of a change of control, the Company modified the awards in connection with the Merger such that all vesting conditions were waived for 3,538,672 of the options. This modification impacted eight employees and resulted in $38,800 of share-based compensation on the modification date. The remaining options were also modified but will vest over a service period of four years and impacted 16 employees. At the time of modification, these options resulted in $186 of cash consideration and $4,500 of share based compensation that will be recognized over the service period of four years. For the nine months ended September 30, 2022, $627 of share-based compensation was recognized.
The following summarizes certain information about stock options vested and expected to vest as of September 30, 2022 related to the 2017 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	3,600,803	6.77 years	$0.92
Exercisable	3,340,901	6.69 years	$0.92
The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the 2017 Stock Option Plan were as follows:

Balance (Expected volatility)	80.00%
Expected dividend yield	—%
Expected term (in years)	3.6 - 4.8 years
Risk-free interest rate	0.32% - 0.45%
2020 Incentive Award Plan
The options associated with the 2020 Incentive Award Plan vest over a service period of three to four years. A summary of activity for the nine months ended September 30, 2022 and 2021 for the options associated with the 2020 Incentive Award Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	1,469,297	$11.12
Granted	1,573,361	$1.68
Forfeited	(1,556,569)	$6.25
Expired	(230,847)	$11.35
Balance (September 30, 2022)	1,255,242	$6.50
Exercisable	161,103	$11.14

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2020)	—	$—
Granted	1,463,242	11.16
Forfeited	(1,723)	10.14
Balance (September 30, 2021)	1,461,519	$11.16
The grant date fair value of the options granted in the nine months ended September 30, 2022 was $1.17. For the nine months ended September 30, 2022, $1,178 of share based compensation was recognized. As of September 30, 2022, there was approximately $3,258 of total unrecognized compensation cost related to unvested options related to the 2020 Stock Incentive Award Plan.

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2022 related to the 2020 Stock Option Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	1,255,242	8.89 years	$6.50
Exercisable	161,103	8.33 years	$11.14

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

The inputs used for the 2020 Incentive Award Plan options were as follows for the nine months ended September 30, 2022:

Balance (Expected volatility)	80%
Expected dividend yield	—%
Expected term (in years)	6 years
Risk-free interest rate	2.20%
The restricted shares associated with the 2020 Incentive Award Plan vest over a service period. A summary of activity for the nine months ended September 30, 2022 for the restricted shares associated with the 2020 Incentive Award Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2021)	597,739	$5.57
Granted	3,010,005	$1.04
Forfeited	(1,203,785)	$3.63
Vested (as of September 30, 2022)	(250,105)	$5.67
Balance (September 30, 2022)	2,153,854	$1.05
The grant date fair value of the restricted shares granted in the nine months ended September 30, 2022 was $1.68. For the nine months ended September 30, 2022, $1,093 of share based compensation cost was recognized. As of September 30, 2022, there was approximately $367 of unrecognized compensation cost that vests over a service period of four years, approximately $686 of unrecognized compensation cost that vests over a service period of three years, and $632 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the 2020 Stock Incentive Award Plan.
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
A summary of activity for the nine months ended September 30, 2022 and 2021 for the RSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2021)	621,200	$10.70
Granted	—	—
Forfeited	(468,861)	10.70
Balance (September 30, 2022)	152,339	$10.70

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2020)	—	$—
Granted	640,421	10.70
Forfeited	—	—
Balance (September 30, 2021)	640,421	$10.70
During the three months ended September 30, 2022, the Company recognized no stock-based compensation cost related to the RSUs. As of September 30, 2022, there was no additional unrecognized compensation cost related to the Earnout RSUs.

Inducement Plan
The options associated with the Inducement Plan vest over a service period of four years. A summary of activity for the nine months ended September 30, 2022 for the options associated with the Inducement Plan is as follows:

	Number of Units	Weighted Averaged Exercise Price
Balance (December 31, 2021)	—	$—
Granted	569,677	$0.61
Forfeited	—	$—
Balance (September 30, 2022)	569,677	$0.61
Exercisable	—	$—
The grant date fair value of the options granted in the three months ended September 30, 2022 was $0.45. For the nine months ended September 30, 2022, $24 of share based compensation was recognized. As of September 30, 2022, there was approximately $231 of total unrecognized compensation cost related to unvested options related to the Inducement Plan.
The following summarizes certain information about stock options vested and expected to vest as of September 30, 2022 related to the Inducement Plan:

	Number of Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding	569,677	9.63 years	$0.61
Exercisable	—	—	$—

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2022 was $0.00.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The inputs used for the Inducement Incentive Award Plan options were as follows for the three months ended September 30, 2022:

Balance (Expected volatility)	85%
Expected dividend yield	—%
Expected term (in years)	6.25 years
Risk-free interest rate	2.86%
The restricted shares associated with the Inducement Plan vest over various service periods. A summary of activity for the nine months ended September 30, 2022 for the restricted shares associated with the Inducement Plan is as follows:

	Balance (Number of Units	Weighted Average Grant Date Fair Value
Balance (December 31, 2021)	—	$—
Granted	5,619,822	$0.61
Forfeited	—	$—
Vested (as of September 30, 2022)	(376,416)	$0.61
Balance (September 30, 2022)	5,243,406	$0.61
The grant date fair value of the restricted shares granted in the nine months ended September 30, 2022 was $0.61. For the nine months ended September 30, 2022, $978 of share based compensation cost was recognized. As of September 30, 2022, there was approximately $1,644 of unrecognized compensation cost that vests over a service period of four years, approximately $371 of unrecognized compensation cost that vests over a service period of three years, approximately $391 of unrecognized compensation cost that vests over a service period of two years, and $30 of unrecognized compensation cost that vests over a service period of one year related to unvested restricted shares related to the Inducement Plan.
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

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
A summary of activity for the nine months ended September 30, 2022 for the PSUs is as follows:

	Number of Units	Weighted Average grant date fair value
Balance (December 31, 2021)	—	$—
Granted	5,100,000	0.55
Forfeited	—	—
Balance (September 30, 2022)	5,100,000	$0.55
During the nine months ended September 30, 2022, the Company recognized $334 stock-based compensation cost related to the PSUs. As of September 30, 2022, there was $2,480 additional unrecognized compensation cost related to the Inducement PSUs.

The inputs used to value the Inducement PSUs were as follows at May 16, 2022:

Expected volatility	105.00%
Starting stock price	$0.61
Expected term (in years)	10 years
Risk-free interest rate	2.88%
Earnout hurdle	$4.00-$8.00-$12.00
Note 18 — Income Taxes
During the nine months ended September 30, 2022, the Company recorded no income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception through September 30, 2022 and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Management reevaluates the positive and negative evidence at each reporting period. As of September 30, 2022 and December 31, 2021, no facts or circumstances arose that affected the Company’s determination as to the full valuation allowance established against the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of September 30, 2022 and December 31, 2021.
Note 19 — Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(24,299)	$(3,476)	$(84,041)	$(25,703)
Denominator:
Weighted average common shares outstanding, basic and diluted	114,705,449	113,707,013	114,334,960	109,447,939
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.21)	$(0.03)	$(0.74)	$(0.23)

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
The following table summarizes the outstanding potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders because the impact of including them would have been antidilutive for the three and nine months ended September 30, 2022 and 2021:

	2022	2021
Public warrants	10,185,774	10,185,774
Private warrants	6,074,310	6,074,310
Earnout RSUs	152,339	640,421
Earnout shares	6,945,732	6,945,732
Stock options outstanding to purchase shares of common stock	5,425,722	6,903,318
Unvested RSUs	7,397,260	639,324
Unvested PSUs	5,100,000	—
Total	41,281,137	31,388,879
Note 20 — Concentrations
The suppliers that accounted for 10% or more of the Company’s vehicle purchases are presented as follows:

	Total purchases from vendor to total vehicle purchases for the three months ended September 30,		Total purchases from vendor to total vehicle purchases for the nine months ended September 30,
Vendor	2022	2021	2022	2021
Vendor A	15%	—%	17%	27%
Vendor B	—%	—%	—%	13%

Vendor A is a corporate vehicle sourcing partner. Typically, we purchase the vehicles from our corporate vehicle sourcing partners at the time of sale to a retail customer.
For the periods ended September 30, 2022 and 2021, no retail or wholesale customers accounted for more than 10% of the Company’s revenue.
Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale

On June 21, 2022, the Company announced the closure of 11 hub locations and made the decision to not commence retail sales operations at 3 other locations with executed leases. The closures were part of a review of the business, with cash preservation and future profitable growth as key determining factors. Retail sales operations were ceased at these locations, with all hub closing activities completed by July 8, 2022. The Company has or intends to assign or sub-lease the lease contracts associated with the 11 closed and three unopened hub locations and has classified the assets and liabilities associated with the hub locations that we believe are assignable as of September 30, 2022 as held for sale. The assets and liabilities associated with certain hub locations that we believe we are likely to sublease as of September 30, 2022 are not classified as held for sale. In addition, the Company evaluated the recoverability of amounts associated with lease assets and long lived assets at the held for sale locations. The fair values of the lease assets and property and equipment were determined based on estimated future discounted cash flows for such assets using market participant assumptions, including data on the ability to sub-lease the properties. The charge for inventory reserves represents inventory that will be disposed of through the wholesale channel

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
following the hub closures and is the difference between the estimated wholesale value and inventory cost. In conjunction with the hub closures, the Company recorded the following charges in the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Inventory losses associated with restructuring	$—	$1,010
Operating lease asset impairment	323	2,871
Finance lease asset impairment	70	1,441
Property and equipment impairment	138	5,970
Loss on sale of assets related to closed hubs	25	25
Labor and other costs incurred closing hubs	292	757
Gain on lease assignment	(236)	(236)
Occupancy	1,127	1,127
Severance	66	581
Contract termination costs	80	80
Total	1,885	13,626

The $1,010 charge for inventory reserves was recorded in cost of sales in the Company’s consolidated statement of operations. The other $12,616 charges were recorded in Restructuring expenses in the Company’s consolidated statement of operations. The total costs recorded in the three and nine months ended September 30, 2022 represent the total amount that can be reasonably estimated to be incurred in connection with the restructuring. We cannot conclude how long it will take to sublease or assign each lease, so we cannot reasonably estimate other future costs associated with the restructuring.

The carrying amount and major classes of assets and liabilities classified as held for sale are:

As of September 30, 2022
Operating lease assets	$15,906
Finance lease assets	$4,668
Property and equipment	$286
Total	$20,860

Operating lease liabilities	$17,123
Finance lease liabilities	$5,171
Total	$22,294

Note 22 — Related Party Transactions

In August 2022, the Company announced the Shift Merger. Since the execution of the Shift Merger Agreement, the Company has sourced vehicles from Shift, a related party.
The amount of vehicles purchased by the Company from Shift was $1,753 for the three months ended September 30, 2022. The amount due to Shift was $0 as of September 30, 2022.

CarLotz, Inc. and Subsidiaries — Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)
Note 23 — Subsequent Events
In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 8, 2022, the date the financial statements were available to be issued.
Lease assignment
In October 2022, the Company assigned the lease of an unopened hub location to a third-party, assigned the lease of a closed hub location to a third-party, and subleased the lease of a closed hub location to a third-party. The Company remains secondarily liable for the lease obligation pursuant to a guarantee for one of the assigned leases and remains primarily liable for the lease obligation for the subleased lease.
On November 1, 2022, the Company terminated the lease of a closed hub location.

Ally Facility
Effective as of October 1, 2022, the maximum available credit line under the floor plan credit facility with Ally Financial was reduced from $40 million to $25 million.
On October 5, 2022, the Company entered into a Credit Balance Agreement (the “RBCA”) with Ally Financial, with respect to the floor plan credit facility. The RBCA replaces the prior financial covenant under the floor plan credit facility that required the Company to maintain at least 10% of the maximum available credit line in cash and cash equivalents and at least 10% of the maximum available credit line on deposit with Ally Bank with a minimum requirement of $4 million, so long as the amount borrowed under the floor plan credit facility remains under $20 million, with such minimum amount to be increased to $5 million if the amount borrowed under the floor plan credit facility at any time exceeds $20 million.

RSU conversion

In October 2022, 4,823,584 unvested RSUs previously issued to three executives from the Inducement Plan were converted to restricted stock awards and became common shares outstanding. No other terms were modified upon conversion.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company, and the consummation of the proposed Shift Merger (defined below). These statements are based on the beliefs and assumptions of our management team. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Such statements, including statements regarding: our expectations regarding the Shift Merger, including our ability to satisfy the conditions to closing and complete the Shift Merger; the timing of the Shift Merger and the occurrence of any event, change, or other circumstances that could delay or prevent completion of the proposed Shift Merger or give rise to the termination of the Shift Merger Agreement (defined below); the impact of the Shift Merger on the business and future financial and operating results of the Company and Shift Technologies, Inc. (“Shift”); our ability to manage our business through and following the COVID-19 pandemic and the related semi-conductor chip and labor shortages, including to achieve the anticipated benefits from the announced closure of 11 of our hub locations; our ability to achieve revenue growth and profitability in the future; our ability to innovate and expand our technological capabilities; our ability to effectively optimize our reconditioning operations; our ability to grow existing vehicle sourcing accounts and key vehicle channels; our ability to add new corporate vehicle sourcing accounts and increase consumer sourcing; our ability to have sufficient and suitable inventory for resale; our ability to increase our service offerings and price optimization; our ability to effectively promote our brand and increase brand awareness; our ability to expand our product offerings and introduce additional products and services; our ability to improve future operating and financial results; our ability to obtain financing in the future; our ability to acquire and protect intellectual property; our ability to attract, train and retain key personnel, including sales and customer service personnel; our ability to acquire and integrate other companies and technologies; our ability to remediate material weaknesses in internal control over financial reporting; our ability to comply with laws and regulations applicable to our business; our ability to successfully defend litigation; and our ability to successfully deploy the proceeds from the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 21, 2020 (as amended by Amendment No. 1, dated December 16, 2020), by and among CarLotz, Inc. (f/k/a Acamar Partners Acquisition Corp.), Acamar Partners Sub, Inc., a wholly owned subsidiary of CarLotz, Inc., and CarLotz Group, Inc. (f/k/a CarLotz, Inc.), pursuant to which Acamar Partners Sub, Inc. merged with and into Former CarLotz, with Former CarLotz surviving as the surviving company and as a wholly owned subsidiary of CarLotz, Inc. (the “Merger”), are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results or other outcomes to differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2022, in the section entitled “Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed on May 9, 2022, in the section entitled “Risk Factors” in the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, filed on August 9, 2022, and those described from time to time in our future reports filed with the SEC. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

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
Founded in 2011, CarLotz currently operates 11 retail hub locations in the U.S., initially launched in the Mid-Atlantic region and since expanded to the Southeast, Midwest and West regions of the United States. Our current facilities are located in Alabama, California, Colorado, Florida, Illinois, North Carolina, and Virginia. Generally, our hubs act as both physical showrooms with retail sales and as consignment centers where we can source, process and recondition newly acquired vehicles. With the aim of improving our operating and financial results, we paused our real estate growth efforts in 2022, except for one hub which we may open in 2023. Additionally, in June 2022, we ceased retail operations at 11 hub locations and decided not to commence retail operations at 3 unopened hub locations with executed lease agreements.

Business Update

During the three months ended September 30, 2022, the continuing semi-conductor chip shortage, COVID-related supply chain issues constraining supply of new vehicles and an elevated vehicle wholesale pricing environment relative to historic levels has continued to reduce the incremental value we may deliver to our corporate vehicle sourcing partners via Retail Remarketing™, at times making consignment less attractive to partners than quickly selling vehicles through the wholesale channel. Supply of used vehicles from our corporate vehicle sourcing partners has been severely constrained by the lack of new vehicle supply due to the semi-conductor chip shortage. Due to the continued uncertainty influencing the used vehicle market, we are unable to predict when there will be a return to a more normalized used vehicle market.

We performed a strategic review of the business during the second quarter of 2022, in order to re-prioritize our objectives. As a result, we outlined a phased approach to renew our focus on our primary objectives including cash preservation and future profitable growth. The first phase commenced on June 21, 2022, as we closed retail sales operations at 11 hub locations and announced that three future planned hub locations with executed leases would not open (see Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information) in order to focus our resources across a smaller footprint and support future profitability at our remaining hubs. Subsequent phases, which have commenced, include achieving improved discipline related to vehicle sourcing efforts, better vehicle processing, optimization of our pricing strategy, improving conversion rates, and providing a scalable, differentiated customer value proposition.

As part of the Company’s revised strategic vision, we launched the Driver’s Seat Advantage program during the three months ended September 30, 2022. The program provides CarLotz customers with a 12-month/12,000-mile limited warranty, low price match, and an enhanced 7-day/400-mile return policy.

During the nine months ended September 30, 2022, some of our inventory was less profitable than expected and was held for sale longer than desired. As a result, our retail gross profit was negatively impacted in the three and nine months ended September 30, 2022 by lower front-end profits on owned vehicles as well as processing center inefficiencies, and we expect gross profit to be under pressure until we are able to improve the productivity and efficiency at our hubs. At September 30, 2022, non-competitively sourced vehicles (i.e. vehicles sourced other than from auctions) represented approximately 90% of our vehicle inventory, as compared to 46% at September 30, 2021. As part of our goal to increase non-competitively sourced vehicles, our strategy is to increase our consignments and acquisitions from our sourcing partners and consumer acquired vehicles and reduce our reliance on sourcing via wholesale auction. After the announcement of the Shift Merger on August 9, 2022, acquisitions from our sourcing partners include vehicles purchased from Shift. Additionally, at September 30, 2022, we have vehicles in our inventory held for sale longer than desired. We expect that the future sale of this aged inventory, whether through our retail hubs or at wholesale auction, will negatively impact our desired gross profit.

During the nine months ended September 30, 2022, we experienced a decrease in retail unit sales and revenue compared to same period in 2021. We experienced a stronger retail GPU performance for the three months ended September 30, 2022 compared to the same period in 2021, due to sourcing discipline and optimization of our pricing strategy. We did not experience the expected level of sales, primarily due to market dynamics related to the continuing semi-conductor chip shortage, inventory constraints and COVID-related supply chain issues as well as a fall in consumer sentiment given rising interest rates, inflation, and the economic impact of the war in Ukraine such as increased fuel prices.

For the three and nine months ended September 30, 2022, the corporate vehicle sourcing partner which accounted for 4%, 27%, and 31% of our sold vehicles in the three and nine months ended September 30, 2021 and the year ended December 31, 2021, respectively, accounted for 27% and 25% of our sold vehicles. We cannot currently predict the ultimate volume and profitability of any sourced vehicles from this partner.

We have decreased our purchasing of vehicles through wholesale auctions as we increased our sourcing of non-competitively sourced vehicles. At September 30, 2022, consigned vehicles represented approximately 50% of our vehicle inventory, increased from 22% at September 30, 2021.

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

Proposed Shift Merger
On August 9, 2022, we entered into the Agreement and Plan of Merger (the “Shift Merger Agreement”) with Shift and Shift Remarketing Operations, Inc. (“Shift Merger Sub”), pursuant to which Shift Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Shift (the “Shift Merger”). The Shift Merger Agreement and the transactions contemplated thereby (including the Shift Merger, the

“Contemplated Shift Transactions”) were unanimously approved by each of the board of directors of Shift (the “Shift Board”) and the board of directors of the Company (the “CarLotz Board”).

Under the terms of the Shift Merger Agreement, at the effective time of the Shift Merger (the “Effective Time”), each issued and outstanding share of our common stock (other than certain excluded shares specified in the Shift Merger Agreement) will be converted into the right to receive a number of shares of Class A common stock, par value $0.0001 per share, of Shift (“Shift Common Stock”) as determined by the Exchange Ratio (as defined in the Shift Merger Agreement) (the “Merger Consideration”), rounded up to the nearest whole share for any fractional shares of Shift Common Stock that would be issued to any stockholder resulting from the calculation.

The consummation of the Shift Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) a registration statement on Form S-4 (the “Form S-4”) to be filed in connection with the Shift Merger shall be effective; (ii) the receipt of the required approvals from our stockholders and Shift’s stockholders, as applicable; (iii) to the extent applicable, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of any court order or regulatory injunction preventing the consummation of the Shift Merger; (v) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (vi) compliance by each party in all material respects with its covenants; (vii) since the date of the Shift Merger Agreement, there shall not have occurred a material adverse effect with respect to either party, as such term is defined in the Shift Merger Agreement; (viii) the authorization for listing of shares of Shift Common Stock to be issued in connection with the Shift Merger; and (ix) the receipt of a certificate from the other party certifying the satisfaction of certain closing conditions. In addition, the consummation of the Shift Merger is subject to the satisfaction or waiver of certain minimum cash conditions set forth in the Shift Merger Agreement. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise, and we cannot assure you that we will be able to successfully consummate the Contemplated Shift Transactions including the proposed Shift Merger as currently contemplated under the Shift Merger Agreement or at all.

The Shift Merger Agreement contains customary representations and warranties of the Company, Shift and Shift Merger Sub. We are also required not to solicit an alternative acquisition proposal and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative acquisition proposal.

The Shift Merger Agreement contains customary termination rights for the Company and Shift, including if the consummation of the Shift Merger does not occur on or before February 9, 2023, subject to extension for 90 days for the sole purpose of obtaining any required antitrust approvals (to the extent applicable). If either the Company or Shift terminate the Shift Merger Agreement under certain circumstances, such termination will be subject to the payment of a termination fee. In such cases, Shift may be required to pay to the Company, or the Company may be required to pay to Shift, a termination fee of $4.25 million. In addition, if the Shift Merger Agreement is terminated in certain cases, the Company or Shift or will be required to pay the other party, as applicable, all of the reasonable and documented out-of-pocket expenses of the other party incurred by the other party in connection with the Shift Merger Agreement and the Contemplated Shift Transactions in an amount not to exceed $1.21 million.

For a detailed summary of the Contemplated Shift Transactions, see our Form 8-K filed with the SEC on August 12, 2022. The above description of the Shift Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Shift Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
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
We also sell vehicles to wholesalers or other dealers, primarily at auctions. Generally, the vehicles sold through the wholesale channel are vehicles acquired via trade-in, acquired via consignment that do not meet our quality standards for sale to retail customers, vehicles that remain unsold at the end of the consignment period, retail vehicles that did not sell through the retail channel within a reasonable period of time, or vehicles that the Company determines offer greater financial benefit through the wholesale channel. Additionally, in the second and third quarters of 2022, the Company sold vehicles at the closed hub locations through the wholesale channel that may not have been sold through the wholesale channel if the hubs had remained open. The liquidation of the vehicles from closed hubs through the wholesale channel was completed in the third quarter of 2022.

Our revenue for the nine months ended September 30, 2022 and 2021 was $190.3 million and $175.4 million, respectively.
Inventory Sourcing

We source vehicles from both corporate and consumer sellers, auctions and other wholesale channels. We source vehicles non-competitively (i.e. vehicles sourced other than from auctions) through our consignment to retail sales model, through purchases directly from consumers and through arrangements with corporate vehicle sourcing partners. We also source vehicles competitively through purchase at auction, as necessary, to round out our inventory and during periods of tight supply.

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

Factors Affecting our Performance
Impact of COVID-19

Our ability to acquire and sell used vehicles can be negatively impacted by a number of factors that are outside of our control. Due to the impacts of the COVID-19 pandemic, global macroeconomic and geopolitical conditions, and shortages of semi-conductor chips and other automotive supplies starting in 2020, certain automobile manufacturers have slowed production of new vehicles. The reduction in supply of new vehicles has limited the supply of used vehicles available through our corporate sourcing partners and is likely to continue to do so until the market normalizes. To address the reduction from this supply source, we sourced a higher percentage of our vehicles through wholesale auction channels during the first half of 2022 than we have on average historically. Because we are purchasing these vehicles in a competitive environment and paying auction fees, there is greater risk to the Company that the margin between the cost of the vehicle and the selling price will be compressed, and, in turn, will result in reduced gross profit and retail GPU, which we expect to continue until the used vehicle market normalizes and we are able to improve the productivity and efficiency at our hubs. This risk could be compounded by our inability to turn inventory quickly and the pace at which used vehicles depreciate.

Volatility caused by, among other events, the COVID-19 pandemic, global macroeconomic and geopolitical conditions, the global semi-conductor chip shortage, rising interest rates, and inflationary pressures has resulted in, or may result in, reduced demand for our services, consigned and purchased vehicles and value-added products, reduced spending on vehicles, the inability of customers to obtain credit to finance purchases of vehicles, and decreased consumer confidence to make discretionary purchases. In addition, global inflation has increased during 2022, related to the COVID-19 economic recovery and associated disruptions in global demand, supply, geopolitical events, logistics and labor markets. Fears of recession, stock market volatility, rising interest rates, inflation and regulations as a result of the COVID-19 pandemic may decrease consumer demand and reduce our revenue.

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

Operational Efficiency
As we scaled our business, we incurred various costs to identify new hub locations, obtain licensing, build out our hubs and hire and train our employees. The costs we incurred scaling our business are non-recurring, and we further plan to focus on operational efficiency by reducing discretionary spending, optimizing our staffing level, and focusing on the efficiency of our processing centers. Following our strategic review of the business during the second quarter of 2022, we outlined a phased approach to renew our focus on our primary objectives of achieving cash preservation and future profitable growth, which we began to implement in June 2022 (see Note 21 — Restructuring Charges, Asset Impairment, and Assets Held For Sale in our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).
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

Technological Capabilities
We are constantly reviewing our technology platform, and our goal is to enhance our online platform for seamless end-to-end transactions and to continually enhance both the car buying and selling experience. Our B2B portal and integration framework are designed to support the assignment, reconditioning, sale and remittance of vehicles from corporate vehicle sourcing partners. We plan to invest in our core suite of technology to enhance the buyer and seller experience, improve our B2B vehicle sourcing, and enhance our business intelligence capabilities
Key Operating Metrics
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail vehicles sold	1,375	2,490	6,066	7,053
Number of hubs(1)	11	18	11	18
Average monthly unique visitors	236,767	291,948	252,785	216,036
Vehicles available for sale	616	2,594	616	2,594
Retail gross profit per unit	$1,524	$939	$1,134	$1,379
Percentage of unit sales sourced non-competitively(2)	90%	46%	76%	79%
Wholesale vehicles sold	$1,042	$614	$2,312	$1,451
Wholesale gross (loss) per unit	$(2,813)	$(723)	$(1,919)	$(1,274)
(1) The Company closed retail operations at 11 hub locations on June 21, 2022.
(2) Vehicles are sourced non-competitively through our consignment to retail sales model, through purchases directly from consumers and through arrangements with corporate vehicle sourcing partners.

Retail Vehicles Sold
We define retail vehicles sold as the number of vehicles sold to customers in a given period, net of returns. We currently have a seven-day, 400 mile exchange/return policy. The number of retail vehicles sold is the primary contributor to our revenues and gross profit, since retail vehicles enable multiple complementary revenue streams, including all finance and insurance products. We view retail vehicles sold as a key measure of our growth, as growth in this metric is an indicator of our ability to successfully scale our operations while maintaining product integrity and customer satisfaction.
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
Percentage of unit sales non-competitively sourced

We define percentage of unit sales sourced non-competitively as the percentage derived by dividing the number of vehicles sold during the period that were sourced non-competitively (i.e., number of vehicles sourced other than from auctions) divided by the total number of vehicles sold during the period. The percentage of unit sales sourced non-competitively increased in the three months ended September 30, 2022 compared to the same period in the prior year due to our current focus on sourcing discipline and the need in the prior period to acquire inventory for newly opened hubs.

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
Retail Vehicle Sales
CarLotz sells used vehicles to retail customers through its hubs in various cities throughout the continental U.S. Revenue from retail vehicle sales is recognized when the title to the vehicle passes to the customer, at which point the customer controls the vehicle. We recognize revenue based on the total purchase price stated in the contract, including any processing fees. Our exchange/return policy allows customers to initiate the exchange or return of a vehicle until the earlier of the first seven days or 400 miles after delivery.
Wholesale Vehicle Sales

Vehicles that do not meet the Company’s standards for retail vehicle sales, retail vehicles that did not sell through the retail channel within a reasonable period of time and vehicles that the Company determines offer greater financial benefit through the wholesale channel are sold through various wholesale methods. Revenue from wholesale vehicle sales is recognized when the vehicle is sold, either at auction or directly to a wholesaler, and title to the vehicle passes to the buyer. Additionally, in the second and third quarters of 2022, the Company sold vehicles at the closed hub locations through the wholesale channel that may not have been sold through the wholesale channel if the hubs had remained open.

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
Non-Operating Expenses
Non-operating expenses represent the change in fair value of the Merger warrants and the earnout shares. Additional non-operating income and expense include interest income on marketable securities, floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s former $12 million revolving floor plan facility with Automotive Finance Corporation and floor plan interest incurred on borrowings to finance the acquisition of used vehicle inventory under the Company’s current $25 million revolving floor plan facility with Ally.

Results of Operations
The following table presents our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Revenues:
Retail vehicle sales	$32,545	$56,284	$142,344	$150,897
Wholesale vehicle sales	16,357	8,989	38,880	18,217
Finance and insurance, net	1,691	2,639	8,591	5,973
Lease income, net	245	129	528	334
Total Revenues	50,838	68,041	190,343	175,421
Cost of sales (exclusive of depreciation)	51,429	66,017	187,375	167,207
Gross Profit	(591)	2,024	2,968	8,214
Operating Expenses:
Selling, general and administrative	19,334	24,780	74,017	63,039
Stock based compensation expense	1,409	3,447	4,234	49,114
Depreciation and amortization expense	2,025	1,214	6,173	1,692
Management fee expense – related party	—	—	—	2
Impairment expense	420	—	1,143	—
Restructuring expenses	1,885	—	12,616	—
Total Operating Expenses	25,073	29,441	98,183	113,847
Loss from Operations	(25,664)	(27,417)	(95,215)	(105,633)
Interest expense	302	650	1,512	1,009
Other Income (Expense), net
Change in fair value of Merger warrants liability	803	12,111	5,616	24,794
Change in fair value of earnout provision	341	12,565	6,957	56,621
Other (expense) income	523	(85)	113	(476)
Total Other Income, net	1,667	24,591	12,686	80,939
Loss Before Income Tax Expense	(24,299)	(3,476)	(84,041)	(25,703)
Income tax expense	—	—	—	—
Net Loss	$(24,299)	$(3,476)	$(84,041)	$(25,703)
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

Three and Nine Months Ended September 30, 2022 and 2021
The following table presents certain information from our condensed consolidated statements of operations by channel:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit metrics)			($ in thousands, except per unit metrics)
Revenue:
Retail vehicle sales	$32,545	$56,284	(42.2)%	$142,344	$150,897	(5.7)%
Wholesale vehicle sales	16,357	8,989	82.0%	38,880	18,217	113.4%
Finance and insurance, net	1,691	2,639	(35.9)%	8,591	5,973	43.8%
Lease income, net	245	129	89.9%	528	334	58.1%
Total revenues	50,838	68,041	(25.3)%	190,343	175,421	8.5%
Cost of sales:
Retail vehicle cost of sales	32,141	56,584	(43.2)%	144,058	147,142	(2.1)%
Wholesale vehicle cost of sales	19,288	9,433	104.5%	43,317	20,065	115.9%
Total cost of sales	$51,429	$66,017	(22.1)%	$187,375	$167,207	12.1%
Gross profit:
Retail vehicle gross profit (loss)	$404	$(300)	234.7%	$(1,714)	$3,755	(145.6)%
Wholesale vehicle gross profit (loss)	(2,931)	(444)	(560.1)%	(4,437)	(1,848)	(140.1)%
Finance and insurance gross profit	1,691	2,639	(35.9)%	8,591	5,973	43.8%
Lease income, net	245	129	89.9%	528	334	58.1%
Total gross profit	$(591)	$2,024	(129.2)%	$2,968	$8,214	(63.9)%
Retail gross profit per unit(1):
Retail vehicle gross profit (loss)	404	(300)	234.7%	(1,714)	3,755	(145.6)%
Finance and insurance gross profit	1,691	2,639	(35.9)%	8,591	5,973	43.8%
Total retail vehicle and finance and insurance gross profit	2,095	2,339	(10.4)%	6,877	9,728	(29.3)%
Retail vehicle unit sales	1,375	2,490	(44.8)%	6,066	7,053	(14.0)%
Retail vehicle gross profit per unit	$1,524	$939	62.3%	$1,134	$1,379	(17.8)%
Wholesale gross profit per unit(2):
Wholesale vehicle gross profit (loss)	(2,931)	(444)	(560.1)%	(4,437)	(1,848)	(140.1)%
Wholesale vehicle unit sales	1,042	614	69.7%	2,312	1,451	59.3%
Wholesale vehicle gross profit per unit	$(2,813)	$(723)	(289.1)%	$(1,919)	$(1,274)	(50.6)%
______________
(1)Retail gross profit per unit is calculated as gross profit for retail vehicles and finance and insurance, each of which is divided by the total number of retail vehicles sold in the period.
(2)Wholesale gross profit per unit is calculated as gross profit for wholesale vehicles, each of which is divided by the total number of wholesale vehicles sold in the period.
Retail Vehicle Sales
Retail vehicle sales revenue decreased by $(23.7) million, or (42.2)%, to $32.5 million during the three months ended September 30, 2022, from $56.3 million in the comparable period in 2021. The decrease was primarily driven by a 44.8% decrease in retail vehicle unit sales to 1,375 retail vehicles in the three months ended September 30, 2022, compared to 2,490 retail vehicles in the comparable period in 2021, slightly offset by an increase in average sale price per unit of $839, to $22,999. The decrease in units is consistent with the reduced number of hub locations from the comparable period in 2021. The average sale price has increased consistent with macroeconomic trends in the used car industry.
Retail vehicle sales revenue decreased by $(8.6) million, or (5.7)%, to $142.3 million during the nine months ended September 30, 2022, from $150.9 million in the comparable period in 2021. The decrease was primarily driven by a 14% decrease in retail vehicle unit sales to 6,066 retail vehicles in the nine months ended September 30, 2022, compared to 7,053 retail vehicles in the comparable period in 2021, slightly offset by an increase in average sale price per unit of $1,889, to

$22,889. The decrease in units is consistent with the reduced number of hub locations that operated in the third quarter. The average sale price has increased consistent with macroeconomic trends in the used car industry.
Wholesale Vehicle Revenue
Wholesale vehicle revenue increased by $7.4 million, or 82.0%, to $16.4 million during the three months ended September 30, 2022, from $9.0 million in the comparable period in 2021. The increase was primarily due to a 69.7% increase in wholesale vehicle unit sales from the comparable period in 2021 as we liquidated vehicles from closed hubs through the wholesale channel, combined with an increased average selling price of the wholesale vehicles sold.
Wholesale vehicle revenue increased by $20.7 million, or 113.4%, to $38.9 million during the nine months ended September 30, 2022, from $18.2 million in the comparable period in 2021. The increase was primarily due to a 59.3% increase in wholesale vehicle unit sales from the comparable period in 2021, combined with an increased average selling price of the wholesale vehicles sold.
Finance and Insurance (F&I)
F&I revenue decreased by $(0.9) million, or (35.9)%, to $1.7 million during the three months ended September 30, 2022, from $2.6 million in the comparable period in 2021. This decrease in F&I revenue was driven by a decrease in retail unit sales, offset slightly by a higher penetration of contract sales per unit sold and higher profit per contract.
F&I revenue increased by $2.6 million, or 43.8%, to $8.6 million during the nine months ended September 30, 2022, from $6.0 million in the comparable period in 2021. This increase in F&I revenue was driven by a higher penetration of contract sales per unit sold and higher profit per contract, slightly offset by a decrease in retail unit sales.
Lease Income, net
Lease income, net was $0.2 million during the three months ended September 30, 2022 and $0.1 million in the comparable period in 2021.

Lease income, net was $0.5 million during the nine months ended September 30, 2022 and $0.3 million in the comparable period in 2021.
Cost of Sales
Cost of sales decreased by $(14.6) million, or (22.1)%, to $51.4 million during the three months ended September 30, 2022, from $66.0 million in the comparable period in 2021. The decrease was due to the decrease in vehicles sold net of an increased average acquisition price of the vehicles we sold in that period, as well as increased shipping and reconditioning costs.
Cost of sales increased by $20.2 million, or 12.1%, to $187.4 million during the nine months ended September 30, 2022, from $167.2 million in the comparable period in 2021. The increase was due to an increased average acquisition price of the vehicles we sold in that period, as well as increased shipping and reconditioning costs.
Retail Vehicle Gross Profit
Retail vehicle gross profit (loss) increased by $0.7 million, or 234.7%, to $0.4 million during the three months ended September 30, 2022, from $(0.3) million in the comparable period in 2021. The increase in retail gross profit for the three months ended September 30, 2022 resulted from an increase in front-end margin per unit compared to the same period in 2021. The increase in front-end margin was driven by selling more vehicles sourced non-competitively compared to the same period in 2021.
Retail vehicle gross profit (loss) decreased by $(5.5) million, or (145.6)%, to $(1.7) million during the nine months ended September 30, 2022, from $3.8 million in the comparable period in 2021. The decrease in retail gross profit for the nine months ended September 30, 2022 resulted from a decrease in front-end margin per unit compared to the same period in 2021, driven by decreased front-end margins due to a combination of elevated acquisition prices of inventory primarily sourced through auction towards the end of prior year and the lowering of retail prices relative to the acquisition costs as the inventory aged, as well as increased shipping and reconditioning costs.

Wholesale Vehicle Gross Loss
Wholesale vehicle gross (loss) increased by ($2.5) million, to $(2.9) million during the three months ended September 30, 2022, from $(0.4) million in the comparable period in 2021. The increase was primarily due to increased wholesale vehicle cost of sales, as retail-ready vehicles from closed hubs were sold through the wholesale channel at prices below cost.
Wholesale vehicle gross (loss) increased by $(2.6) million, to $(4.4) million during the nine months ended September 30, 2022, from $(1.8) million in the comparable period in 2021. The increase was primarily due to increased wholesale vehicle cost of sales, as retail-ready vehicles from closed hubs were sold through the wholesale channel at prices below cost.
F&I Gross Profit
F&I revenue consists of 100% gross margin products for which there are no costs associated with the products. Therefore, changes in F&I gross profit and the associated drivers are identical to changes in F&I revenue and the associated drivers.
Components of SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Change
	($ in thousands)		($ in thousands)
Compensation and benefits(1)	$5,054	$6,700	$25,158	$19,463	(25)%
Marketing	690	7,240	6,237	13,674	(90)%
Technology	914	2,089	3,849	7,467	(56)%
Accounting and legal	1,639	2,125	5,384	6,793	(23)%
Insurance	2,211	1,964	6,718	5,185	13%
Occupancy	1,574	2,207	7,898	4,818	(29)%
Shift Merger	4,044	—	4,044	—	100%
Other costs(2)	3,208	2,456	14,729	5,640	31%
Total selling, general and administrative expenses	$19,334	$24,780	$74,017	$63,039	(22)%

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
Selling, general and administrative expenses decreased by $5.5 million, to $19.3 million during the three months ended September 30, 2022, from $24.8 million in the comparable period in 2021. Costs related to the expansion of the Company such as insurance, occupancy, and vehicle listing costs, decreased $(0.1) million since the prior year period, primarily due to the hub closures announced on June 21, 2022. Compensation and benefits decreased $(1.6) million due to the hub closures. Marketing expense decreased $(6.6) million as we have refocused on direct marketing as opposed to brand marketing compared to the same period in the prior year during our national expansion, and technology expense decreased $(1.2) million due to elevated costs in the prior year quarter when the Company began website enhancements.
Selling, general and administrative expenses increased by $11.0 million, to $74.0 million during the nine months ended September 30, 2022, from $63.0 million in the comparable period in 2021. Costs related to the expansion of the Company since the prior year period increased $12.3 million, primarily due to insurance, occupancy and vehicle listing costs. Compensation and benefits increased $5.7 million due to increased corporate headcount and new hub openings, prior to the hub closures announced on June 21, 2022. Marketing expense decreased $(7.4) million as we have refocused on direct marketing as opposed to brand marketing compared to the same period in the prior year during our national expansion, and technology expense decreased $(3.6) million due to elevated costs in the prior year quarter when the Company began website enhancements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net loss attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Loss	$(24,299)	$(3,476)	$(84,041)	$(25,703)
Adjusted to exclude the following:
Interest expense	302	650	1,512	1,009
Income tax expense	—	—	—	—
Depreciation and amortization expense	2,025	1,214	6,173	1,692
EBITDA	$(21,972)	$(1,612)	$(76,356)	$(23,002)
Other expense	(523)	85	(113)	476
Stock compensation expense	1,409	3,447	4,234	49,114
Management fee expense - related party	—	—	—	2
Change in fair value of warrants liability	(803)	(12,111)	(5,616)	(24,794)
Change in fair value of earnout provision	(341)	(12,565)	(6,957)	(56,621)
Restructuring expense	1,885	—	13,626	—
Shift Merger	4,044	—	4,044	—
Adjusted EBITDA	$(16,301)	$(22,756)	$(67,138)	$(54,825)

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

Since inception, we have generally operated at a loss for most periods. As of September 30, 2022, we had cash and cash equivalents, restricted cash and short-term marketable securities of $117.0 million. We believe our available cash, restricted cash, short-term marketable securities and liquidity available under the Ally Facility are sufficient to fund our operations for at least the next 12 months. In the event amounts are not available under the Ally Facility or otherwise, we expect to continue to operate at a loss until we improve productivity and efficiency at our hubs and are able to leverage our operating costs. We may also seek additional funds as needed through alternative sources of liquidity, including equity or debt financings, additional floorplan financing or other arrangements. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.
Debt obligations

On March 10, 2021, we entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”), and Ally Financial, Inc., a Delaware corporation (“Ally” and, together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $30 million in financing, or such lesser sum which may be advanced to or on behalf of us from time to time, as part of our floorplan vehicle financing program. In June 2021, the Company expanded the floor plan credit facility by $10 million to a total of $40 million. As of September 30, 2022, we had $5.4 million principal outstanding under the Ally Facility, primarily from increased sourcing through vehicle purchases. Effective as of October 1, 2022, the maximum available credit line under the Ally Facility was reduced from $40 million to $25 million. On October 5, 2022, we entered into a Credit Balance Agreement (the “RBCA”) with the Lender, with respect to the Ally Facility.
Under the Ally Facility, as amended by the RBCA, the Company is subject to financial covenants that require the Company (i) to maintain at least $4 million of the credit line in cash and cash equivalents and (ii) to maintain at least $4 million of the credit line on deposit with Ally Bank, so long as, in the case of each (i) and (ii), the amount borrowed under the Ally Facility remains under $20 million, with such minimum amount, in the case of each (i) and (ii), to be increased to $5 million if the amount borrowed under the Ally Facility at any time exceeds $20 million. Should the Shift Merger not occur by December 31, 2022, the Lender asks that the Company provide a business plan to the Lender, no later than January 10, 2023, or within 10 days of the announced dissolution of Shift Merger discussions, at which time the Lender will revisit the facility arrangement and communicate additional go forward plans at that time.
Advances under the Ally Facility bear interest at a per annum rate designated from time to time by the Lender determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. The interest rate is currently the prime rate plus 2.50% per annum, or 8.75%. Advances under the Ally Facility, if not demanded earlier, are due and payable for each vehicle financed under the Ally Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Ally Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, our obligation to pay upon demand any outstanding liabilities of the Ally Facility), the Lender may, at its option and without notice to us, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to the Lender and its affiliates by us and our affiliates. In addition, the Lender may, upon sixty (60) calendar days prior written notice to us, for any or no reason, with or without cause, terminate our ability to request and obtain financing from the Lender. We have recently had discussions with the Lender about the terms of the Ally Facility, and liquidity availability thereunder. If the Lender were to terminate the Ally Facility, no assurance can be given that we would be able to secure a replacement facility, or alternative financing, on terms that are acceptable to us, or at all.
The Ally Facility is secured by a grant of a security interest in certain vehicle inventory and other assets of the Company.
We are a party to an off-balance sheet arrangement, as the Company guaranteed the lease obligation of one of its closed hub locations assigned to a third-party. We are not a party to any other off-balance sheet arrangements, including retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our interim unaudited condensed consolidated financial statements.

Cash Flows — Nine Months Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Cash Flow Data:
Net cash (used in) operating activities	$(46,500)	$(110,175)
Net cash provided by (used in) investing activities	78,667	(165,774)
Net cash (used in) provided by financing activities	(22,674)	330,854
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $(46.5) million, primarily driven by net loss of $(84.0) million adjusted for non-cash charges of $13.3 million and net changes in our operating assets and liabilities of $24.3 million. The non-cash adjustments primarily relate to a decrease in fair value of the warrants and earnout shares of $(12.6) million, offset by depreciation and amortization of $8.5 million, stock compensation of $4.2 million, and restructuring charges of $10.4 million. The changes in operating assets and liabilities were primarily driven by a decrease in inventories of $27.9 million and a decrease in accounts receivable of $2.8 million, offset partially by a decrease in accounts payable of $(4.1) million and a decrease in accrued expenses of $(2.2) million.
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
Investing Activities
For the nine months ended September 30, 2022, net cash provided by investing activities was $78.7 million, primarily driven by sales and maturities of marketable securities of $152.8 million and partially offset by the purchase of property and equipment of $(5.6) million and purchases of marketable securities of $(63.9) million.
For the nine months ended September 30, 2021, net cash used in investing activities was $(165.8) million, primarily driven by purchases of marketable securities of $(359.4) million, the purchase of property and equipment of $(6.8) million and capitalized software costs of $(11.5) million, partially offset by proceeds from sales and maturities of marketable securities of $212.8 million.
Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities was $(22.7) million, primarily driven by payments on floor plan notes payable of $(102.6) million, partially offset by borrowings on the floor plan facility of $80.2 million.
For the nine months ended September 30, 2021, net cash provided by financing activities was $330.9 million, primarily driven by the issuance of common stock to the PIPE investors and Former CarLotz stockholders of $435.0 million and borrowings on the floor plan facility of $127.3 million, partially offset by the payments made to existing stockholders of Former CarLotz as part of the Merger of $(62.7) million, transaction costs and advisory fees of $(47.6) million, payments on floor plan notes payable of $(109.0) million, payments made on accrued dividends of $(4.9) million, repayment of debt of $(4.7) million and the payment of cash consideration on options of $(2.5) million.

Material Contractual Obligations
The Company had contractual obligations as of September 30, 2022 that are material to an assessment of the Company’s short- and long-term cash requirements. As of September 30, 2022, the Company has total outstanding debt of $5.4 million under the floorplan facility, which represents the principal amount outstanding due to the uncertainty of forecasting the timing of expected variable interest rate payments. Borrowings under the floorplan facility are payable when the underlying vehicle is sold, which is expected to be in 2022.

Off-Balance Sheet Arrangements
We are a party to an off-balance sheet arrangement, as the Company guaranteed the lease obligation of one of its closed hub locations assigned to a third-party. We are not a party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our interim unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

For information on critical accounting policies, see “Critical Accounting Policy and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed with the SEC on March 15, 2022 and in Form 10-Q filed with the SEC on August 9, 2022.

There have been no changes to our critical accounting policies during the three months ended September 30, 2022..
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
Cash and cash equivalents include highly liquid investments that are due on demand or have a remaining maturity of three months or less at the date of purchase. As of September 30, 2022, cash and cash equivalents consisted of bank deposits, money market placements and debt securities that have a remaining maturity of three months or less at the date of purchase.
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
We also have exposure to changing interest rates in connection with the floor plan facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Advances under the floor plan facility accrue interest at the most recent prime rate published in The Wall Street Journal plus 2.50% per annum and, as of September 30, 2022, the prime rate as published in The Wall Street Journal was 6.25%. We believe a change to our interest rate of 1% applicable to our outstanding indebtedness would have an immaterial financial impact. As of September 30, 2022, we had total outstanding debt of $5.4 million under the floor plan facility.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the existence of material weaknesses in internal control over financial reporting that were identified in connection with the audits of our consolidated financial statements as of December 31, 2021 and 2020 and for the years in the three year period ended December 31, 2021, and which are still being remediated.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 15 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the additional risk factor included below as well as the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, and in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not currently aware of. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
Risks Related to CarLotz’ Business
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be adversely affected.
We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Most of our staff are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. Given the impending Shift Merger, we have not sought to recruit individuals to join the Company and have also had a number of departures. In the event the impending Shift Merger does not occur for any reason, we may be unable to attract and/or retain qualified individuals for the future. In addition, the loss of any of our key employees or senior management could have a material adverse effect on our ability to execute our business plan and strategy in the event the Shift Merger does not occur, and we may not be able to find adequate replacements on a timely basis, or at all. Moreover, our future performance will depend, in part, on the successful transition of our new Chief Executive Officer. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We do not, and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in the event the Shift Merger does not occur, our business could be materially and adversely affected.
We have from time to time experienced, and we expect to continue to experience, especially if the Shift Merger does not occur, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If our stock price performs poorly, which it has in the past and continues to do so, it may adversely affect our ability to retain or attract employees. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, we may have to take additional steps, such as issuing additional equity, to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to stockholders. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel. The inability to hire and/or retain employees with appropriate qualifications could have a material adverse effect on our business, financial condition and results of operations in the future.

We may be required to replace or expand our existing floorplan credit facility, and/or to secure additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and if such capital is not available, it could have a material adverse effect on our business, financial condition and results of operations.
In the event the Shift Merger does not occur by December 31, 2022, the Lender under the existing floor plan credit facility has requested that we provide the Lender with a business plan, no later than January 10, 2023, or within 10 days of the announced dissolution of Shift Merger, at which time the Lender will revisit the facility arrangement and communicate additional go forward plans. As a result, the availability of the existing floor plan credit facility subsequent to December 31, 2022 remains uncertain. We may be required to replace or expand our existing floorplan credit facility, and/or to secure additional equity or debt capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to finance our purchase of inventory, fund our marketing expenditures to improve our brand awareness, enhance our technology, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. However, funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including rising interest rates, and the impact of the COVID-19 pandemic. Any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Continuing operating losses could lead to a violation of covenants related to our existing floorplan credit facility and could lead the Lender under such facility to call the debt. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be adversely affected.
Sourcing vehicles via competitive or direct purchases exposed us, and may continue to expose us, to additional risks and has increased, and may continue to increase, those risks to which we have been exposed in the past.
When acquiring vehicles via competitive or direct purchase, we take on all of the risks of ownership of a vehicle. While purchasing a vehicle can provide an opportunity for us to retain higher profits than when selling on behalf of a vehicle consignor, it also exposes us to all of the risks of vehicle ownership, which we experienced at times in 2021 and during 2022. For purchased vehicles, we are not able to enter into any risk sharing arrangement with a vehicle consignor or to share any of the cost of preparing the vehicle for sale, whether directly or through fees deducted from the sale proceeds that we deliver to a vehicle consignor. Purchasing vehicles increases the amount of our assets represented by inventory at a given time, which may constrain the amount of inventory we can hold. In general, competitively sourced vehicles are obtained at a higher purchase price than non-competitively sourced vehicles, increasing the chance of selling at reduced profit or a loss, especially during periods when we may be forced to be less selective in our purchases to maintain a sufficient level and variety of inventory, which we experienced at times in 2021 and during 2022 and may continue to experience. Also, as we experienced in 2021 and during 2022, and may continue to experience, the longer the vehicle ages, over time the fair value may decrease below cost. Also, purchased vehicles, as compared to non-competitive consignments, result in increased interest expense due to higher borrowings under our floorplan facility. In addition, we may experience challenges in sourcing vehicles non-competitively via consignment as a result of uncertainty due to the pending Shift Merger. If such conditions were to continue requiring the company to competitively source vehicles as opposed to non-competitively, this could have a material adverse effect on our business, financial condition and results of operations, as we experienced in 2021 and during 2022. In particular, during the year ended December 31, 2021 and during the first half of 2022, we were forced to source a greater percentage of our inventory through wholesale purchases, which has exposed, and may continue to expose, our business to these risks.
Our business model relies on the willingness of sellers to consign their vehicles with us.
Our business depends on our ability to attract consumers to consign with us and cost-effectively attract, retain and grow relationships with corporate vehicle sourcing partners and retail sellers, and in turn, on the supply of used vehicles sold through our marketplace. For the year ended December 31, 2021 and the nine months ended September 30, 2022, one of our corporate vehicle sourcing partners, with whom we do not have a consignment contract, accounted for 31% and 25%, respectively, of our sold vehicles. In prior periods such corporate vehicle sourcing partner accounted for a greater percentage of our sourced vehicles, and during 2021 paused its consignment of vehicles with us in May 2021 and resumed their consignment with us in the following September, which had an adverse effect on our business. To expand our consignment base, we must educate consumers on the benefits of the consignment model and appeal to and contract with more local and regional corporate accounts, as well as national accounts, further penetrate existing corporate vehicle sourcing partners’ accounts and engage individuals who may be unfamiliar with our consignment-to-retail marketplace. Our strategy also includes leveraging our existing relationships to further penetrate existing corporate customers and rely on a variety of methods to scale our business in new markets, including traditional advertising, retail signage, targeted sales efforts and word-of-mouth. Our efforts to increase our consignment base may experience challenges due to uncertainty resulting from the pending Shift Merger. We have experienced, and may continue to experience, inadequate supply of vehicles from our consignment relationships with consumers and corporate partners, which has required us, and may continue to require us, to acquire vehicles by other means, including through wholesale market purchases, and hold them longer than expected.
Our ability to attract and retain effective sales and reconditioning professionals may adversely affect our business.
We rely on our reconditioning professionals to ensure that the retail vehicles that we sell meet our quality standards. We rely on our sales professionals to develop relationships, provide exceptional customer experiences and sell vehicles and other products. The process of identifying and hiring sales and reconditioning professionals with the combination of skills and attributes required can be difficult and require significant commitment of time. Competition for qualified employees and personnel in the retail vehicle industry is intense and turnover among our sales and reconditioning professionals within a few years is not uncommon. In addition, we may be unable to attract and/or retain qualified reconditioning, customer service and sales professionals if the impending Shift Merger does not occur. Any shortage in sales and reconditioning professionals or delay in identifying and hiring quality sales and customer service professionals could have a negative impact on our business. If we are not successful in attracting and retaining effective sales and reconditioning professionals, the quality of our vehicles and customer experience may be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Shift Merger
The final Exchange Ratio will be determined in accordance with a formula and is not yet knowable. The number of shares of Shift Common Stock that our stockholders will receive as Merger Consideration and the market value of the Merger Consideration payable to our stockholders are uncertain.
At the Effective Time (as defined in the Shift Merger Agreement), each share of our common stock that is outstanding immediately prior to the Effective Time (other than shares held in the Company’s treasury) will be converted into the right to receive a number of shares of Shift Common Stock as determined by the Exchange Ratio (as defined in the Shift Merger Agreement) (subject to adjustment for fractional shares and applicable tax withholding). The Exchange Ratio initially equals 0.692158 but is subject to adjustment, whereby at the Effective Time it will equal a ratio calculated as (i) the product of (A) the number of issued and outstanding shares of Shift Common Stock immediately prior to the Effective Time and (B) 99.99%, divided by (ii) the number of shares of our common stock outstanding immediately prior to the Effective Time expressed on a fully-diluted and as-converted to our common stock basis (but excluding (1) any Company Earnout Shares, (as defined in the Shift Merger Agreement) (2) any Company Earnout Acquiror RSUs (as defined in the Shift Merger Agreement), (3) any of the Merger warrants, (4) any options to purchase our common stock that have an exercise price equal to or higher than the implied price per share of our common stock, determined at the Effective Time based on the Exchange Ratio, and (5) any performance-based restricted stock unit awards of the Company that are terminated as of the Effective Time.
Because the final Exchange Ratio depends on a formula calculated at the Effective Time, our stockholders will not know or be able to determine at the time of the special meeting of our stockholders to vote on the proposals contained in the joint proxy statement/prospectus included in the Form S-4 (the “Joint Proxy Statement/Prospectus”), the number of shares of Shift Common Stock that our stockholders will receive as Merger Consideration or the market value of the Merger Consideration payable to our stockholders.
The market prices of our common stock and Shift Common Stock have fluctuated prior to and after the date of the announcement of the Shift Merger Agreement and will continue to fluctuate from the date of the Joint Proxy Statement/Prospectus, to the date of the special meeting of our stockholders and the special meeting of Shift stockholders to vote on the proposals contained in the Joint Proxy Statement/Prospectus, respectively, and through the date the Shift Merger is completed. It is impossible to accurately predict the market price of Shift Common Stock at the completion of the Shift Merger and, therefore, impossible to accurately predict the value of the shares of Shift Common Stock that our stockholders will receive in the Shift Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in the Company’s or Shift’s respective business results of operations, financial condition and prospects, the effect of uncertainties related to the COVID-19 pandemic on U.S. and global markets, market assessments of the likelihood that the Shift Merger will be completed, interest rates and other factors generally affecting the respective prices of Shift Common Stock and our common stock, and the timing of the Shift Merger.

Many of these factors are beyond the control of the Company, and we are not permitted to terminate the Shift Merger Agreement solely due to a decline in the market price of the Shift Common Stock.
The market price of Shift Common Stock will continue to fluctuate after the Shift Merger.
Upon completion of the Shift Merger, our stockholders will become holders of Shift Common Stock. The market price of the Shift Common Stock will continue to fluctuate, potentially significantly, following completion of the Shift Merger, including for the reasons described above. As a result, former stockholders of the Company could lose some or all of the value of their investment in Shift Common Stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the Shift Common Stock received in the Shift Merger, regardless of the actual operating performance of Shift following the completion of the Shift Merger (the “Combined Company”).
The Shift Merger may not be completed, and the Shift Merger Agreement may be terminated in accordance with its terms.
The Shift Merger is subject to a number of conditions that must be satisfied, including the receipt of certain regulatory approvals and the approval by Shift stockholders of the issuance of shares of Shift Common Stock to our stockholders in connection with the Shift Merger for purposes of applicable Nasdaq rules (“the Shift Share Issuance Proposal”) and approval by our stockholders to adopt the Shift Merger Agreement (the “CarLotz Merger Proposal”), or waived (to the extent permitted), in each case prior to the completion of the Shift Merger. These conditions to the completion of the Shift Merger, some of which are beyond the control of the Company and Shift, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Shift Merger may be delayed or not completed.
Additionally, either the Company or Shift may terminate the Shift Merger Agreement under certain circumstances, subject to the payment of a termination fee in certain cases. In such cases, Shift may be required to pay to us, or we may be required to pay to Shift, a termination fee of $4.25 million. In addition, if the Shift Merger Agreement is terminated in certain cases, the Company or Shift or will be required to pay the other party, as applicable, all of the reasonable and documented out-of-pocket expenses of the other party incurred by the other party in connection with the Shift Merger Agreement and the Contemplated Shift Transactions in an amount not to exceed $1.21 million. If expenses are reimbursed pursuant to the immediately preceding sentence, such amount will be credited from any termination fee that may be payable by such party.
Failure to complete the Shift Merger could negatively impact the future business and financial results of the Company and the market price of our common stock.
If the Shift Merger is not completed for any reason, including because our stockholders fail to approve the CarLotz Merger Proposal or because Shift stockholders fail to approve the Shift Share Issuance Proposal, the ongoing businesses of the Company may be adversely affected and, without realizing any of the expected benefits of having completed the Shift Merger, the Company would be subject to a number of risks, including the following:

•	the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	the Company may experience negative reactions from its customers, partners, suppliers and employees;

•	the Company will be required to pay its costs relating to the Shift Merger, such as financial advisory, legal, accounting costs and associated fees and expenses, whether or not the Shift Merger is completed (subject to certain circumstances where Shift is required to pay certain transaction expenses of the Company following the termination of the Shift Merger Agreement);
•	the Company will be required to provide a business plan to the Lender, no later than January 10, 2023, or within 10 days of the announced dissolution of Shift Merger discussions, at which time we may need to re-negotiate the Ally Facility with the Lender;

•	there may be disruptions the Company’s business resulting from the announcement and pendency of the Shift Merger, and any adverse changes in our relationships with our customers, partners, suppliers, other business partners and employees may continue or intensify; and

•	the Company will have committed substantial time and resources to matters relating to the Shift Merger (including integration planning), which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
The market price for shares of Shift Common Stock following the completion of the Contemplated Shift Transactions may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market price of shares of our common stock.
Upon completion of the Shift Merger, our stockholders will receive shares of Shift Common Stock and will accordingly become Shift stockholders. Shift’s business differs from that of ours, and Shift’s results of operations and stock price may be adversely affected by factors different from those that historically have affected or currently affect our results of operations and stock price.
Until the completion of the Shift Merger or the termination of the Shift Merger Agreement pursuant to its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to the Company and our stockholders.
From and after the date of the Shift Merger Agreement and prior to the completion of the Shift Merger or the termination of the Shift Merger Agreement pursuant to its terms, the Shift Merger Agreement restricts the Company from taking specified actions without the consent of Shift and generally requires that the businesses of the Company and its subsidiaries be conducted in the ordinary course. These restrictions may prevent us from taking actions during the pendency of the Shift Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Shift Merger could be exacerbated by any delays in the completion of the Shift Merger or termination of the Shift Merger Agreement.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Contemplated Shift Transactions.
The Contemplated Shift Transactions are subject to a number of conditions to closing as specified in the Shift Merger Agreement. These closing conditions include, among others, the effectiveness of the registration statement on Form S-4 and the absence of any stop order or proceedings by the Securities and Exchange Commission (the “SEC”) with respect thereto; the expiration or earlier termination of any applicable waiting period (and any extension thereof) under the HSR Act; consent, waiver, authorization or approval of any applicable non-U.S. antitrust regulatory authority; authorization for listing on Nasdaq of the shares of Shift Common Stock to be issued in connection with the Shift Merger; and the absence of governmental restraints or prohibitions preventing the consummation of the Shift Merger. The obligation of the Company to complete the Shift Merger is also conditioned on, among other things, the accuracy of the representations and warranties made by Shift as of the date of the Shift Merger Agreement and as of the closing date of the Shift Merger or such other specified date (subject to certain materiality and material adverse effect qualifiers), the performance by Shift in all material respects of its covenants and obligations under the Shift Merger Agreement and the satisfaction of certain minimum cash conditions.
No assurance can be given that the required stockholder approvals and governmental and regulatory consents and approvals will be obtained or that the required conditions to closing of the Contemplated Shift Transactions will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals.
The Shift Merger, and uncertainty regarding the Shift Merger, may cause business partners or vendors to delay or defer decisions concerning the Company and adversely affect the company’s ability to effectively manage its business, which could adversely affect the company’s business, operating results and financial position.
The Shift Merger will happen only if the stated conditions are met, including the approval of the Shift Share Issuance Proposal, the approval of the CarLotz Merger Proposal and the receipt of required regulatory approvals, among other conditions. Many of the conditions are beyond the control of the Company, and both the Company and Shift also have certain rights to terminate the Shift Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Shift Merger. This uncertainty may cause existing or business partners, advertisers and vendors to:

•	delay or defer other decisions concerning the Company, including entering into contracts with the Company or making other decisions concerning the Company or seek to change or cancel existing business relationships with the Company; or

•	otherwise seek to change the terms on which they do business with the Company.

Any such disruptions such as delays or deferrals of those decisions or changes in existing agreements could adversely affect the business, operating results and financial position of the Company, whether the Shift Merger is ultimately completed. The risk, and adverse effect, of any such disruptions could be exacerbated by a delay in completion of the Shift Merger or termination of the Shift Merger Agreement
Whether or not the Shift Merger is completed, the announcement and pendency of the Shift Merger could cause disruptions in the businesses of the Company, which could have an adverse effect on our businesses and financial results.
Whether or not the Shift Merger is completed, the announcement and pendency of the Shift Merger could cause disruptions in the businesses of the Company, including by diverting the attention of the Company’s management and employee teams, such as those involved in day-to-day operations and sales, toward the completion of the Shift Merger. In addition, the Company has diverted significant management resources in an effort to complete the Shift Merger and is subject to restrictions contained in the Shift Merger Agreement on the conduct of its business. If the Shift Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.
The Shift Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with the Company.
The Shift Merger Agreement contains “no shop” provisions that restrict the ability of the Company to, among other things, subject to limited exceptions set forth in the Shift Merger Agreement:

•	solicit, initiate, knowingly encourage, assist, induce or knowingly facilitate the making, submission or announcement of any acquisition proposal or acquisition inquiry (including by approving any transaction or approving any person (other than the other party and its affiliates) becoming an “interested stockholder” for purposes of Delaware corporate law) or take any action that reasonably would be expected to lead to an acquisition proposal or acquisition inquiry;

•	furnish or otherwise provide access to any non-public information regarding such party or any of its subsidiaries to any person in connection with or in response to an acquisition proposal or acquisition inquiry;

•	enter into, continue or otherwise engage in discussions or negotiations with, or cooperate with, any person with respect to any acquisition proposal or acquisition inquiry (other than to state that such party is subject to this non-solicitation provision);

•	approve, endorse or recommend any acquisition proposal; or

•	enter into any letter of intent, memorandum of understanding, agreement in principle or similar document or any contract constituting or relating directly or indirectly to, or that contemplates or is intended or reasonably would be expected to result directly or indirectly in, an acquisition transaction.
Furthermore, there are only limited exceptions to the requirement under the Shift Merger Agreement that the CarLotz Board not withdraw or modify the unanimous recommendation of the CarLotz Board for our stockholders to approve the CarLotz Merger Proposal. Although the CarLotz Board is permitted to effect a change to its unanimous board recommendation in response to certain superior offers or to certain intervening events, after complying with certain procedures set forth in the Shift Merger Agreement, such a change in recommendation would entitle Shift to terminate the Shift Merger Agreement and receive a termination fee and expense reimbursement from the Company. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the Merger Consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement.
The Shift Merger will involve substantial costs.
The Company has incurred and expects to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Shift Merger. Such costs include, among others, filing and registration fees with the SEC, printing and mailing costs associated with the Joint Proxy Statement/Prospectus and legal, accounting, investment banking, consulting, public relations and proxy solicitation fees. Some of these costs are payable by the Company or Shift regardless of whether the Shift Merger is completed.

Because the Shift Merger Agreement provides for shares of Shift Common Stock to be issued by Shift to the Company in the Shift Merger, our stockholders are not entitled to appraisal rights in connection with the Shift Merger.
Lawsuits have been, and may in the future be, filed against the Company and members of its board of directors challenging the Shift Merger, and an adverse ruling in any such lawsuit may prevent the Shift Merger from becoming effective or from becoming effective within the expected time frame.
Transactions such as the Shift Merger are frequently subject to litigation or other legal proceedings, including actions alleging that the CarLotz Board breached its fiduciary duties to our stockholders by entering into the Shift Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders, material misstatements and/or omissions of the fact in the registration statement and proxy statement, or otherwise. Such litigation has already been commenced and additional litigation or other legal proceedings may be filed in the future. There can be no assurance that the Company or the CarLotz Board will succeed in defending against such litigation or other legal proceedings. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of the Company, including through the possible diversion of the company’s resources or distraction of key personnel.
Furthermore, one of the conditions to the closing of the Contemplated Shift Transactions is that no injunction by any governmental body of competent jurisdiction will be in effect that prevents the consummation of the Shift Merger. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Shift Merger, that injunction may prevent the Shift Merger from becoming effective or from becoming effective within the expected time frame.
If the Shift Merger does not qualify as a reorganization, there may be adverse tax consequences.
The parties intend that the Shift Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (as amended). If the Shift Merger were to fail to qualify as a reorganization, U.S. holders of our common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Shift Common Stock and cash consideration (including in lieu of fractional shares) received by such holder in the Shift Merger and (ii) such holder’s adjusted tax basis in its shares of our common stock.

Exhibit Index
Item 6.      Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated August 9, 2022, by and among Shift Technologies, Inc., Shift Remarketing Operations, Inc. and CarLotz, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on August 12, 2022)

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252993), filed with the SEC on February 11, 2021)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on January 27, 2021)

10.1
Form of Voting and Support Agreement among Shift Technologies, Inc., CarLotz, Inc., and certain stockholders of Shift Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on August 12, 2022)

10.2
Form of Voting and Support Agreement, among Shift Technologies, Inc., CarLotz, Inc., and certain stockholders of CarLotz, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on August 12, 2022)

10.3
Amended and Restated Sponsor Letter Agreement, dated August 9, 2022, by and among Shift Technologies, Inc., Carlotz, Inc. and Acamar Partners Sponsor I LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38818), filed with the SEC on August 12, 2022)

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

Date: November 8, 2022